Form 10-Q
period 2001-06-30
VIALTA INC
filed 2001-08-14
CIK 1141363

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended June 30, 2001.

                                       OR

   [ ] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the transition period from: ___________ to: __________ .

                         Commission file number 0-32809

                                  VIALTA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                            Delaware                                             94-3337326
 (State or Other Jurisdiction of Incorporation or Organization)      (I.R.S. Employer Identification No.)

                             48461 Fremont Boulevard
                            Fremont, California 94538
   (Address, including zip code, of Registrant's principal executive offices)


                                 (510) 492-1980
              (Registrant's telephone number, including area code)


        Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

        Yes [ ] No [X]

        The number of outstanding shares of the registrant's Class A common stock, par value $0.001 per share, on August 13, 2001 was 50,582,090 shares. The number of outstanding shares of the registrant's Class B common stock, par value $0.001 per share, on August 13, 2001 was 40,580,375 shares.

                                  VIALTA, INC.

                                TABLE OF CONTENTS


                                                                                                PAGE
                                                                                                ----
PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements:

             Consolidated Balance Sheets - June 30, 2001, unaudited and December
             31, 2000, audited  ..............................................................   3

             Consolidated Statements of Operation - three months and six months
             ended June 30, 2001 and 2000, unaudited .........................................   4

             Consolidated Statements of Cash Flows - six months ended June 30,
             2001 and 2000, unaudited ........................................................   5

             Notes to Consolidated Financial Statements ......................................   6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operation ............................................................  11

Item 3.      Quantitative and Qualitative Disclosures About Market Risk ......................  24

PART II.     OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders .............................  24

Item 6.      Exhibits and Reports on Form 8-K ................................................  24

SIGNATURES

                          PART I. FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS


                                  VIALTA, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)




                                                               PRO FORMA
                                                                JUNE 30,
                                                                   2001                JUNE 30,             DEC. 31,
                                                               (SEE NOTE 3)              2001                2000
                                                               ------------          -----------           ----------
                                                               (Unaudited)           (Unaudited)            (Audited)
ASSETS
Current assets:
  Cash and cash equivalents                                                           $  78,078             $ 109,378
  Short-term investments                                                                 11,827                27,112
  Receivables from ESS                                                                       --                   650
  Receivable from other related party                                                        75                    60
  Inventory                                                                               3,295                 2,057
  Prepaid expenses and other current assets                                               4,991                 4,207
                                                                                      ---------             ---------
    Total current assets                                                                 98,266               143,464
Property and equipment, net                                                              10,399                 9,230
Other assets, net                                                                         2,041                   997
                                                                                      ---------             ---------
  Total assets                                                                        $ 110,706             $ 153,691
                                                                                      =========             =========

LIABILITIES, REDEEMABLE CONVERTIBLE  PREFERRED STOCK
AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                                    $   1,377             $   1,376
  Accrued expenses and other current liabilities                                          2,940                 2,218
  Payable to ESS                                                                            654                    --
  Payable to other related party                                                             --                30,000
                                                                                      ---------             ---------
    Total current liabilities                                                         $   4,971             $  33,594
                                                                                      ---------             ---------
Commitments
Redeemable convertible preferred stock, $0.001 par
  value; 180,000 shares authorized, 91,000, 91,000
  and 80,300 shares issued and outstanding,
  respectively (aggregate liquidation value at
  June 30, 2001 of $142,600) ; on a pro forma
  basis, 30,000 shares authorized, none issued
  and outstanding                                                                       142,600               142,600

Stockholders' deficit:
  Common Stock, $0.001 par value, 300,000 shares
    authorized, 6,231, 6,231 and 6,220 shares
    issued and outstanding, respectively; on a pro
    forma basis, 100,000 and 50,000 and 250,000
    shares of Class A, Class B and non-classified
    common stock authorized, respectively, 50,582
    and 40,580 and no shares of Class A, Class B,
    and non-classified common stock issued and
    outstanding, respectively                                   $      92                   104                     6
  Additional paid in capital                                      144,147                 1,535                 1,629
  Deficit accumulated during the development stage                (38,504)              (38,504)              (24,138)
                                                                ---------             ---------             ---------
    Total stockholders' deficit                                 $ 105,735               (36,865)              (22,503)
                                                                =========             =========             =========
  Total liabilities, redeemable convertible
   preferred stock and stockholders' deficit                                          $ 110,706             $ 153,691
                                                                                      =========             =========


   The accompanying notes are an integral part of these Financial Statements.

                                  VIALTA, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)



                                                                                                             Period from
                                                                                                              April 20,
                                                                                                                 1999
                                                                                                              (Date of
                                              Three Months Ended                  Six Months Ended            inception)
                                           -------------------------         -------------------------         Through
                                            June 30,        June 30,         June 30,         June 30,         June 30,
                                             2001             2000             2001             2000            2001
                                           --------         --------         --------         --------       -----------
Operating expenses:
  Research and development                 $  5,363         $  4,028         $  9,891         $  9,706         $ 30,818
  Selling and marketing                       1,163              565            2,158            1,165            5,747
  General and administrative                  2,247            1,764            4,604            2,917           11,813
                                           --------         --------         --------         --------         --------
     Operating loss                          (8,773)          (6,357)         (16,653)         (13,788)         (48,378)
Interest income                               1,055            2,014            2,285            3,965           10,709
Interest expense                                 --               --               --               --             (224)
Other income (expenses)                          15              338               (4)             337           (1,677)
                                           --------         --------         --------         --------         --------
Loss before income tax benefit               (7,703)          (4,005)         (14,372)          (9,486)         (39,570)
Income tax benefit                               --               65               --              130            1,060
                                           --------         --------         --------         --------         --------
Net loss                                   $ (7,703)        $ (3,940)        $(14,372)        $ (9,356)        $(38,510)
                                           ========         ========         ========         ========         ========
Net loss per share attributable to
   common shares--basic and diluted        $  (1.23)        $  (0.63)        $  (2.31)        $  (1.50)
                                           ========         ========         ========         ========
Weighted average common shares
   outstanding                                6,240            6,220            6,235            6,220
                                           ========         ========         ========         ========
Pro-forma net loss per share--basic
   and diluted (unaudited)                 $  (0.08)        $  (0.08)        $  (0.16)        $  (0.15)
                                           ========         ========         ========         ========
Pro-forma weighted average common
    shares outstanding (unaudited)           91,107           91,087           91,102           89,351
                                           ========         ========         ========         ========


   The accompanying notes are an integral part of these Financial Statements.

                                  VIALTA, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)



                                                                                                            PERIOD FROM
                                                                                                             APRIL 20,
                                                                                                                1999
                                                                                                             (DATE OF
                                                                               SIX MONTHS ENDED              INCEPTION)
                                                                         ---------------------------          THROUGH
                                                                          JUNE 30,          JUNE 30,          JUNE 30
                                                                            2001              2000              2001
                                                                         ---------         ---------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $ (14,372)        $  (9,356)        $ (38,510)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                              2,305             1,380             6,197
  Write-down of long-term investment                                            --                               1,667
  Income tax benefit on disqualifying disposition of common
   stock options                                                                --                --               (77)
  Changes in assets and liabilities:
       Prepaid expenses and other current assets                              (784)           (1,996)           (4,991)
       Receivable from ESS                                                   1,304              (924)              731
       Receivable/payable from/to other related parties                        (15)              (60)              (75)
       Inventory                                                            (1,238)           (3,319)           (3,295)
       Other assets                                                           (101)                               (154)
       Accounts payable                                                          1             1,240             1,671
       Accrued expenses and other current liabilities                          722             2,172             2,723
                                                                         ---------         ---------         ---------
       Net cash used in operating activities                               (12,178)          (10,863)          (34,113)
                                                                         ---------         ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                     (2,411)           (4,300)          (14,144)
  Purchase of short-term investments                                       (11,827)          (18,454)         (132,615)
  Sale of short-term investments                                            27,112            12,711           120,788
  Purchase of long-term investments                                         (2,000)           (3,527)           (6,000)
                                                                         ---------         ---------         ---------
        Net cash provided by (used in) investing activities                 10,874           (13,570)          (31,971)
                                                                         ---------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable to related party                              (30,000)               --                --
  Proceeds from issuance of redeemable convertible
   preferred stock                                                              --            27,820           142,600
  Proceeds from issuance of common stock                                         4             1,475             1,562
                                                                         ---------         ---------         ---------
       Net cash provided by financing activities                           (29,996)           29,295           144,162
                                                                         ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents                       (31,300)            4,862            78,138
Cash and cash equivalents at beginning of period                           109,378            90,500                --
                                                                         ---------         ---------         ---------
Cash and cash equivalents at end of period                               $  78,078         $  95,362         $  78,138
                                                                         =========         =========         =========
SUPPLEMENTAL NONCASH FINANCING ACTIVITY:
  Issuance of note receivable in connection with issuance
   of common stock                                                       $      --         $      --         $   1,475
                                                                         =========         =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                   $     194         $      --         $      --
                                                                         =========         =========         =========


   The accompanying notes are an integral part of these Financial Statements.

NOTE 1. THE COMPANY

        Vialta, Inc. ("Vialta") was incorporated in California in April 1999. Vialta is majority owned by ESS Technology, Inc. ("ESS"). Vialta has developed a multi-functional DVD player ("ViDVD") that offers Internet access and other features, such as CD, MP3, karaoke, and support for other audio and video formats. These features differentiate it from most DVD players currently available in the U.S. consumer market. This ViDVD player is the first product offering from Vialta's "Digital Home System" platform, which Vialta anticipates will grow to support a family of multimedia Internet appliances. Vialta intends to commence shipments of the ViDVD through retail distribution channels in September 2001.

        The accompanying financial statements include the consolidated accounts of Vialta and its wholly owned subsidiaries.

        On April 21, 2001, the board of directors of ESS approved the spin-off of ESS' interest in Vialta to ESS' shareholders. The spin-off transaction will be completed on August 21, 2001 when each ESS shareholder will receive 1.182 shares of Vialta Class A common stock. At that time, Vialta will operate as a stand-alone business, independent of ESS.

        On May 25, 2001, Vialta was reincorporated in the State of Delaware. As a result of the reincorporation, Vialta was authorized to issue 180,000,000 shares of preferred stock, $0.001 par value per share, and 300,000,000 shares of common stock, $0.001 par value per share. All common stock and preferred stock amounts in the accompanying financial statements have been restated to give effect to the reincorporation.

        Since its inception, Vialta has been in the development stage. Vialta has been successful in completing its private equity financing with its last round totaling approximately $132.6 million. However, Vialta has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the cumulative period ended June 30, 2001, Vialta incurred a loss from operations of approximately $48.4 million (unaudited) and negative cash flows from operations of $34.1 million (unaudited). Management expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses will increase significantly from current levels because of additional costs and expenses related to marketing activities, continued expansion of operations, continued development of Vialta's web site and information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management believes that Vialta has sufficient cash, cash equivalents, and short term investments to fund its development and growth. However, in the longer term, failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on Vialta's ability to achieve its intended business objectives.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying unaudited Financial Statements have been prepared by Vialta pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect only those normal recurring adjustments necessary for a fair statement of the financial position, operating results and cash flows of Vialta for the periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2000 and the period from April 1999 (date of inception) through December 31, 1999, included in Vialta's registration statement on Form 10 filed on May 25, 2001 and last amended on August 6, 2001. The results of operations for this interim period are not necessarily indicative of the results that may be expected for any other period or for the fiscal year, which ends December 31, 2001.

INTERIM UNAUDITED INFORMATION

        Preparing Vialta's financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the close of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain reclassifications have been made to present the financial statements on a consistent basis.

NOTE 3: PRO FORMA STOCKHOLDERS' EQUITY AND PRO FORMA NET LOSS PER SHARE

        On July 24, 2001, Vialta was recapitalized, pursuant to which it separated its common stock into Class A common stock with 3.8 votes per share and Class B common stock with one vote per share. Upon exchange of 5,891,000 shares of common stock for Class B common stock, Vialta issued 589,000 additional shares of Class B common stock to non-ESS common stockholders. Except for the voting power, Class A and Class B stockholders have the same rights. Vialta authorized 30,000,000 shares of preferred stock and 400,000,000 shares of common stock, 100,000,000 shares of which are designated Class A common stock, 50,000,000 of which are designated Class B common stock and 250,000,000 of which are designated non-classified common stock.

        Effective as part of the spin-off transaction, ESS will return 9,818,000 shares of Class A common stock to Vialta at no cost. These shares will be reserved by Vialta for issuance upon exercise of stapled stock options that will be granted by Vialta to ESS optionees as part of the spin-off transaction. In accordance with FIN 44, no compensation expense will result from these stock option grants. The pro forma effect of these transactions is unaudited and has been reflected in the accompanying pro forma stockholders' equity as of June 30, 2001.

        Pro forma net loss per share for the three and six months ended June 30, 2001 assumes the preferred shares have been exchanged for Class A or Class B common shares in accordance with signed stockholder agreements and ESS will return 9,818,000 shares of Class A common stock to Vialta at no cost, as shown in the table below (in thousands):


                                                                           Pro forma        Pro forma
                                        Preferred                            Common           Common
                                          Shares         Conversion          Shares           Shares         Outstanding
Capital Stock                          Outstanding          ratio           Class A           Class B           total
-------------                          -----------       ----------        ---------        ---------        -----------
Series A                                  40,000            1 to 1           40,000                --           40,000
Series B - ESS owned                      20,000            1 to 1           20,000                --           20,000
Series B  - third party owned             31,000           1.1 to 1              --            34,100           34,100
                                         -------                            -------           -------          -------
                                          91,000                             60,000            34,100           94,100
Less--Shares returned to Vialta                                              (9,818)               --           (9,818)
Issuance of common stock upon
exchange of third party owned
common stock for Class B
common stock                                                                     --               589              589
Common stock outstanding                                                        400             5,891            6,291
                                                                            -------           -------          -------
Total shares outstanding                                                     50,582            40,580           91,162
                                                                            =======           =======          =======


        The pro forma net loss per share computation assumes the above exchanges and conversions occurred on January 1, 2000 or the date of original issuance, if later.

        The following table sets forth the computation of basic and diluted pro forma unaudited loss per share attributable to common stockholders of the period indicated (amounts in thousands, except per share data):


                                                             Three Months       Three Months       Six Months          Six Months
                                                                 Ended              Ended             Ended               Ended
                                                            June 30, 2001       June 30, 2000    June 30, 2001        June 30, 2000
                                                            -------------       -------------    -------------        -------------
Numerator:
     Net Loss, as reported                                     $ (7,703)          $ (3,940)          $(14,372)          $ (9,356)
          Deemed dividend upon conversion
             of redeemable
            convertible preferred stock                              --             (3,658)                --             (3,658)
                                                               --------           --------           --------           --------
Net loss applicable to common
  stockholders, pro forma                                      $ (7,703)          $ (7,598)          $(14,372)          $(13,014)
                                                               ========           ========           ========           ========

Denominator:
       Denominator for basic and dilutive
        net loss per share, as reported                           6,240              6,220              6,235              6,220
       Effect of conversion of redeemable convertible
       Preferred stock into common stock, net of
       9,818,000 shares returned to Vialta                       84,282             84,282             84,282             82,546
       Effect of exchange of common stock for
       Class B common stock                                         589                589                589                589
                                                               --------           --------           --------           --------
Denominator for basic and dilutive net loss
  per share, pro forma
                                                                 91,111             91,091             91,106             89,355
                                                               ========           ========           ========           ========
Basic and diluted net loss per share, pro forma                $  (0.08)          $  (0.08)          $  (0.16)          $  (0.15)
                                                               ========           ========           ========           ========

        The fair value of the deemed dividend upon conversion of redeemable convertible preferred stock is based on a valuation performed in March 2001 by an independent party.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Vialta believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Vialta is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

NOTE 4. BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                        June 30,          December 31,
                                                          2001               2000
                                                      -----------         ------------
                                                      (Unaudited)
INVENTORY
Raw materials                                           $  3,103           $  1,853
Finished goods                                               192                204
                                                        --------           --------
                                                        $  3,295           $  2,057
                                                        ========           ========
PROPERTY AND EQUIPMENT
Machinery and equipment                                 $  7,229           $  6,275
Furniture and fixtures                                     1,638              1,212
Software and web site development cost                     5,277              4,246
                                                        --------           --------
                                                          14,144             11,733
Less:  Accumulated Depreciation                           (3,745)            (2,503)
                                                        --------           --------
                                                        $ 10,399           $  9,230
                                                        ========           ========
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued payroll and compensation expenses               $  2,685           $  2,178
Other                                                        255                 40
                                                        --------           --------
                                                        $  2,940           $  2,218
                                                        ========           ========
OTHER ASSETS
Loan and notes receivable                               $    310           $    997
Investment                                                 1,731                 --
                                                        --------           --------
                                                        $  2,041           $    997
                                                        ========           ========

NOTE 5. EARNINGS PER SHARE

        EPS are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128, requires Vialta to report both basic EPS, which are based on the weighted-average number of common shares outstanding, and diluted earnings per share, which are based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.


                                                                  Three Months Ended
                             -----------------------------------------------------------------------------------------------
                                           June 30, 2001                                        June 30, 2000
                             ------------------------------------------           ------------------------------------------
                                                                 Per                                                   Per
                               Net                              Share              Net                                Share
                             Income            Shares           Amount            Income            Shares            Amount
                             -------           -------          -------           -------           -------          -------
Basic & diluted EPS          $(7,703)            6,240          $ (1.23)          $(3,940)            6,220          $ (0.63)
                             =======           =======          =======           =======           =======          =======


                                                                  Six Months Ended
                             -----------------------------------------------------------------------------------------------
                                           June 30, 2001                                        June 30, 2000
                             ------------------------------------------           ------------------------------------------
                                                                 Per                                                   Per
                               Net                              Share              Net                                Share
                             Income            Shares           Amount            Income            Shares            Amount
                             -------           -------          -------           -------           -------          -------
Basic & diluted  EPS         $(14,372)           6,235          $ (2.31)          $(9,356)            6,220          $ (1.50)
                             =======           =======          =======           =======           =======          =======

        The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):


                                                                                   Three and Six Months       Three and Six Months
                                                                                            Ended                     Ended
                                                                                        June 30, 2001             June 30, 2000
                                                                                   --------------------       --------------------
Effect of common stock equivalents:
     Options outstanding                                                                     2,908                    2,102
     Shares resulting from the conversion of the
     preferred stock                                                                        91,000                   91,000
                                                                                            ------                   ------
Total common stock equivalents excluded from the computation of basic and
diluted earnings per share as their effect was anti-dilutive                                93,908                   93,102
                                                                                            ======                   ======


NOTE 6. TRANSACTIONS WITH AFFILIATES

        Effective August 1, 1999, Vialta entered into a Research and Development Service Agreement with ESS whereby ESS provides certain research and development services to Vialta in exchange for a service fee. In addition, Vialta signed a reciprocal agreement with ESS whereby Vialta provides certain non-recurring expense services for the design and development of Internet related products and technologies to ESS in exchange for a service fee. In the periods presented, Vialta did not provide such services to ESS.

        Effective August 1, 1999, Vialta entered into an Administrative and Management Service Agreement with ESS whereby ESS provides certain administrative and managerial services to Vialta include, without limitation, sales support, marketing support, production and logistical support, financial oversight, accounting assistance, contract review, personnel services (including training of employees) and such other general and administrative services as Vialta requires. ESS performs these services in consideration for a service fee. In addition, Vialta signed a reciprocal agreement whereby Vialta provides the services mentioned above to ESS in exchange for a service fee. In the periods presented, Vialta did not provide such services to ESS.

        Effective August 1, 1999, Vialta entered into a Purchase Agreement with ESS whereby Vialta will purchase certain products from ESS.

        In January 2000, Vialta entered into an Assignment of Intellectual Property Agreement with ESS whereby Vialta paid ESS $2.0 million for the transfer for the Videophone and EnReach-based web browser technologies. Such transfer was done based on actual costs incurred.

        Vialta anticipates that it will continue to receive such services from ESS under the terms of the agreements. The following is a summary of major transactions between ESS and Vialta for the periods presented (in thousands):


                                                                Three Month Ended                         Six Months Ended
                                                        ----------------------------------       ---------------------------------
Intercompany Agreements                                 June 30, 2001        June 20, 2000       June 30, 2001       June 30, 2000
-----------------------                                 -------------        -------------       -------------       -------------
Research and Development Service Agreement                  $   667             $ 1,017             $ 1,269              $ 1,655
Administrative and Management Service Agreement               1,077                 622               2,152                1,830
Assignment of Intellectual Property Agreement                    --                  --                  --                2,000
Purchase Agreement                                          $   490             $   357             $ 1,127              $   758
                                                            -------             -------             -------              -------
Total                                                       $ 2,234             $1,996              $ 4,548              $6,243

NOTE 7: SEGMENT AND GEOGRAPHIC INFORMATION

        Vialta operates as one segment. Information about long-lived assets is as follows (amounts in thousands):


                                June 30, 2001      December 31, 2000
                                -------------      -----------------
United States                       $11,501             $ 9,362
                                    -------             -------
      Hong Kong                     $    38             $    32
      Canada                            901                 833
                                    -------             -------
Total foreign                           939                 865
                                    -------             -------
Total long-lived assets             $12,440             $10,227
                                    =======             =======


NOTE 8: SUBSEQUENT EVENTS

        On July 24, 2001, the recapitalization described in Note 3 in the paragraph "Pro forma stockholders' equity and pro forma net loss per share" occurred. Such recapitalization will be recorded in the financial statements in the period including July 24, 2001.

        On July 25, 2001 ESS announced its plan to distribute Vialta shares to ESS shareholders on or about August 10, 2001. Later, on August 5, 2001, ESS confirmed that the distribution would occur on August 21, 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "FUTURE PERFORMANCE AND RISK FACTORS" AND AS DISCUSSED MORE FULLY IN OUR REGISTRATION STATEMENT ON FORM 10 FILED MAY 25, 2001 AND LAST AMENDED ON AUGUST 6, 2001. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO IN ITEM 1 OF THIS QUARTERLY REPORT AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND 1999 CONTAINED IN OUR REGISTRATION STATEMENT ON FORM 10, AS AMENDED.

OVERVIEW

        We were incorporated as a wholly-owned subsidiary of ESS on April 20, 1999. We have developed a multi-functional DVD player that offers Internet access and other features that differentiate it from most DVD players currently available in the U.S. consumer market. Our ViDVD player is the first product offering from our "Digital Home System" platform, which we anticipate will grow to support a family of multimedia Internet appliances, as well as a complementary system for the delivery of home entertainment content. The ViDVD is a multi-functional home entertainment device that enables consumers to play DVD, CD, MP3, karaoke and other audio and video formats and to browse the Internet through their television. The ViDVD also will be compatible with our proprietary, encrypted ViMedia discs, which will provide consumers with the opportunity to select and purchase one or more selections from a variety of videos, karaoke titles and other home entertainment content. Future products that will be compatible with the Digital Home System platform may include a videophone, DVD burner, hard-disc digital recorder and digital photography functions. Our goal is to make the ViDVD the centerpiece of consumers' home entertainment systems, combining Internet access with the features of several current consumer electronics devices into a single affordable product.

        We have had no revenues from operations and have historically used vendor credit and private offerings of convertible preferred stock and common stock to fund our operations and provide for capital requirements during our development stage. For the three months ended June 30, 2001 and June 30, 2000, we had net losses of $7.7 million and $3.9 million, respectively, and expect to continue to incur losses in the third and fourth quarters of 2001. The losses reflect our cash burn rate for the periods indicated. From inception through June 30, 2001, we had a net loss of $38.5 million. We expect to commence shipments of the ViDVD during the third quarter of 2001 and, as a result, to experience a significant increase in working capital requirements due to internal and channel inventory requirements, which may be partially offset by extended credit terms from suppliers. Even if products ship in the third quarter of 2001, the recording of revenues may be delayed depending on the terms of such shipments and Vialta's ability to estimate future returns and future price adjustments.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000

        The following table discloses key elements of the statements of operations, expressed as a percentage of total operating expenses.


                                                         THREE MONTHS ENDED
                                                    --------------------------
                                                    JUNE 30,          JUNE 30,
                                                      2001              2000
                                                    --------          --------
Operating expenses:
  Research and development .............              61.1%              63.4%
  Sales and marketing ..................              13.3                8.9
  General and administrative ...........              25.6               27.7
                                                     -----              -----
Operating loss .........................             100.0              100.0
Nonoperating income, net ...............              12.2               37.0
                                                     -----              -----
Loss before income tax benefit .........              87.8               63.0
                                                     -----              -----
Income tax benefit .....................                --                1.0
                                                     -----              -----
Net loss ...............................              87.8%              62.0%
                                                     =====              =====

        Research and Development. Research and development expenses were $5.4 million for the three months ended June 30, 2001 compared to $4.0 million for the three months ended June 30, 2000. The increase was primarily in payroll and related expenses due to increased headcount and operating supplies as we have expanded development efforts. Research and development expenses were 61.1% of operating expenses for the three months ended June 30, 2001 compared to 63.4% of operating expenses for the three months ended June 30, 2000. We expect research and development spending to increase in future periods as we continue to develop product enhancements and additional products and services.

        Sales and Marketing. Sales and marketing expenses were $1.2 million for the three months ended June 30, 2001, or 13.3% of operating expenses, compared to approximately $565,000, or 8.9% of operating expenses, for the three months ended June 30, 2000. The increase was primarily due to increases in payroll and marketing expenses due to increased headcount and product introduction. We expect sales and marketing spending to increase in future periods as we introduce our products.

        General and Administrative. General and administrative expenses were $2.2 million for the three months ended June 30, 2001, or 25.6% of operating expenses, compared to $1.8 million, or 27.7% of operating expenses, for the three months ended June 30, 2000. The absolute increase was primarily due to increases in payroll and other expenses due to increased headcount and administrative fees. We expect general and administrative expense spending to increase in future periods as we build our infrastructure to meet our administrative and operational needs as a stand-alone company.

        Nonoperating Income. Net nonoperating income was $1.1 million for the three months ended June 30, 2001 compared to $2.4 million for the three months ended June 30, 2000. Net nonoperating income consists primarily of net interest income. The decrease in net interest income was primarily due to lower cash balances for three months ended June 30, 2001.

        Income Tax Benefit. We did not make a provision for income taxes for the three months ended June 30, 2001 compared to recording an income tax benefit of $65,000 for the three months ended June 30, 2000. The income tax benefit for the three months ended June 30, 2000 was a reimbursement of $65,000 from ESS pursuant to tax arrangements between ESS and us as a result of ESS realizing a tax benefit for utilizing our net operating losses in the three months ended June 30, 2000. No tax benefit has been recognized during the three months ended June 30, 2001 since ESS does not expect to benefit during 2001 from our net operating losses. Also, we do not expect any tax expenses during 2001 because we do not anticipate any net taxable income during this year.

        Net Loss. We incurred a net loss of $7.7 million for the three months ended June 30, 2001, compared to $3.9 million for the three months ended June 30, 2000. The increase of $3.8 million in net loss was primarily due to increased operating expenses associated with our growth and development.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2000

        The following table discloses key elements of the statements of operations, expressed as a percentage of total operating expenses.



                                                         SIX MONTHS ENDED
                                                    ---------------------------
                                                    JUNE 30,           JUNE 30,
                                                      2001               2000
                                                    --------           --------
Operating expenses:
  Research and development .............              59.4%              70.4%
  Sales and marketing ..................              13.0                8.4
  General and administrative ...........              27.6               21.2
                                                     -----              -----
Operating loss .........................             100.0              100.0
Nonoperating income, net ...............              13.7               31.2
                                                     -----              -----
Loss before income tax benefit .........              86.3               68.8
                                                     -----              -----
Income tax benefit .....................                --                0.9
                                                     -----              -----
Net loss ...............................              86.3%              67.9%
                                                     =====              =====

        Research and Development. Research and development expenses were $9.9 million for the six months ended June 30, 2001, or 59.4% of operating expenses, compared to $9.7 million, or 70.4% of operating expenses for the six months ended June 30, 2000. The increase was primarily due to increases in payroll and related expenses due to increased headcount and operating supplies as we have expanded development efforts, but was offset by a nonrecurring purchase of technology in the first quarter of 2000 from ESS, a related party, in the amount of $2.0 million. The decrease as a percentage of operating expenses was primarily due to the impact of the nonrecurring purchase in the first quarter of 2000. We expect research and development spending to increase in future periods as we continue to develop product enhancements and additional products and services.

        Sales and Marketing. Sales and marketing expenses were $2.2 million for the six months ended June 30, 2001, or 13.0% of operating expenses, compared to $1.2 million, or 8.4% of operating expenses, for the six months ended June 30, 2000. The increase was primarily due to increases in payroll and marketing expenses due to increased headcount and product introduction. We expect sales and marketing spending to increase in future periods as we introduce our products.

        General and Administrative. General and administrative expenses were $4.6 million for the six months ended June 30, 2001, or 27.6% of operating expenses, compared to $2.9 million, or 21.2% of operating expenses, for the six months ended June 30, 2000. The increase was primarily due to increases in payroll and other expenses due to increased headcount and administrative fees. We expect general and administrative expense spending to increase in future periods as we build our infrastructure to meet its administrative and operational needs as a stand-alone company.

        Nonoperating Income. Net nonoperating income was $2.3 million for the six months ended June 30, 2001 compared to $4.3 million for the six months ended June 30, 2000. Net nonoperating income consists primarily of net interest income. The decrease in net interest income was primarily due to lower cash balances for six months ended June 30, 2001.

        Income Tax Benefit. We did not make a provision for income taxes for the six months ended June 30, 2001 compared to recording an income tax benefit of $130,000 for the six months ended June 30, 2000. The income tax benefit for the six months ended June 30, 2000 was a reimbursement of $130,000 from ESS pursuant to tax arrangements between ESS and us as a result of ESS realizing a tax benefit for utilizing our net operating losses in the six months ended June 30, 2000. No tax benefit has been recognized during the six months ended June 30, 2001 since ESS does not expect to benefit during 2001 from our net operating losses. Also, we do not expect any tax expenses during 2001 because we do not anticipate any net taxable income during this year.

        Net Loss. We incurred a net loss of $14.4 million for the six months ended June 30, 2001, compared to $9.4 million for the six months ended June 30, 2000. The increase of $5.0 million in net loss was primarily due to increased operating expenses associated with our growth and development.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2001, we had $89.9 million in cash, cash equivalents and short-term investments compared to $136.5 million as of December 31, 2000, representing a decrease of $46.6 million. The December 31, 2000 figure includes a $30.0 million loan from a related party controlled by Annie M.H. Chan, the spouse of Fred S.L. Chan, our Chairman and Chief Executive Officer. The $30.0 million short-term loan along with $194,000 in accrued interest was repaid in January 2001.

        Our principal sources of liquidity were cash, cash equivalents and short-term investments. Net cash used in operating activities was approximately $12.2 million and $10.9 million for the six months ended June 30, 2001 and June 30, 2000, respectively, representing an increase of approximately $1.3 million. The increase was primarily due to increased operating expenses incurred by us in our efforts to complete development of our first commercial products and prepare for a product launch by September 2001. For the six months ended June 30, 2001 and June 30, 2000, we had a net loss of $14.4 million and $9.4 million, respectively, and we expect to continue to incur losses in the third and fourth quarters of 2001. The losses reflect our cash burn rate for the periods indicated. We expect to begin shipment of our first product during the third quarter of 2001 and, as a result, to experience a significant increase in working capital requirements due to internal and channel inventory requirements, which increase may be partially offset by extended credit terms from suppliers. Even if products ship in the third quarter of 2001, the recording of revenues may be delayed depending on the terms of such shipments and Vialta's ability to estimate future returns and future price adjustments.

        We believe that our existing cash and cash equivalents as of June 30, 2001 will be sufficient to fund acquisitions of inventory, property and equipment and provide adequate working capital through at least the 12-month period ending June 30, 2002. However, to achieve our longer term goals of introducing additional products and services to consumers beyond June 30, 2002, we believe we will need to raise additional capital, which may not be available on acceptable terms, if at all. Capital expenditures for the 12-month period ending June 30, 2002 are anticipated to be approximately $24.0 million to be used primarily for the acquisition of media content licenses and capital equipment. Net inventory build requirements are expected to be approximately $42.6 million during the 12-month period ending June 30, 2002. We may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies and media content which may significantly increase our planned requirements for capital. In addition, from time to time, in the ordinary course of business, we may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.

        We have historically used vendor credit as well as private offerings of convertible preferred stock and common stock to fund operations and provide for capital requirements during its development stage. We believe our current cash and cash equivalents together with future private and public equity offerings, as well as private debt offerings including bank financing and credit lines and leases will be sufficient to fund future operations plus planned and unplanned capital and investment activities. However, the price per share of any future equity-related financing will be determined at about the time the offering is made and cannot be determined or anticipated at this time. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of current stockholders. We cannot assure you that additional financing will be available or that, if available, it can be obtained on terms favorable to us and our stockholders. If adequate funds are not available if and when needed, we would be required to delay, limit or eliminate some or all of our proposed operations.

FUTURE PERFORMANCE AND RISK FACTORS

        Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below.

IF OUR RETAIL LAUNCH IS UNSUCCESSFUL, OR IF THE VIDVD DOES NOT ACHIEVE BROAD MARKET ACCEPTANCE, WE MAY NOT BE ABLE TO CONTINUE OPERATING OUR BUSINESS.

        Our success is highly dependent upon a successful retail launch of our initial Digital Home System product, the ViDVD, which is expected to begin in September 2001. A successful retail launch will require, among other things, that we:

        - coordinate all of the logistical elements necessary to complete the launch in a timely manner;

        - educate consumers on the benefits of the ViDVD and our related ViMedia content delivery service;

        - commit a substantial amount of human and financial resources to secure partnerships supporting the retail distribution of the ViDVD and our related ViMedia content delivery service;

        - coordinate our own sales, marketing and support activities with those of our strategic partners; and

        - develop consumer acceptance of the ViDVD and our related ViMedia content delivery service.

We may not achieve any or all of these objectives. Moreover, we expect the ViDVD initially will be sold through a limited number of regional consumer electronics retail stores, and not through mass merchant and national consumer electronics retail stores. As a result, even after our retail launch, consumers may be less aware of the ViDVD than the product offerings of our competitors, and our ability to achieve broad market acceptance of the ViDVD could be harmed. Any failure to launch the ViDVD successfully or achieve broad market acceptance of the ViDVD after launch would impair our ability to continue operating our business.

WE ARE A DEVELOPMENT STAGE ENTERPRISE, HAVE NOT RECOGNIZED ANY REVENUE, HAVE INCURRED SIGNIFICANT NET LOSSES AND MAY NEVER ACHIEVE SIGNIFICANT REVENUES OR PROFITABILITY.

        We are a development stage enterprise that is still in the process of developing and introducing our first product. We have not recognized any revenue, have incurred significant losses and have had substantial negative cash flow. As of June 30, 2001, we had an accumulated deficit of $38.5 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to lose money for the foreseeable future. Although the size of these net losses will depend in part on the success of our product launch, the growth in sales of our products and services and the rate of increase in our expenses, our losses have been increasing and are expected to continue to increase in future periods. With increased expenses, our need to generate significant revenues to achieve profitability. Several factors, including market acceptance, competitive factors and our ability to successfully develop and market our ViMedia content delivery service, make it impossible to predict with any degree of assurance when or whether we will generate sufficient revenues to attain profitability. Consequently, we may never achieve significant revenues or profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

IF THE INTERNAL REVENUE SERVICE DETERMINES THAT ESS' DISTRIBUTION OF OUR STOCK TO ITS SHAREHOLDERS DOES NOT QUALIFY AS A TAX-FREE DISTRIBUTION, THEN ESS WILL TREAT THE DISTRIBUTION AS A TAXABLE DISTRIBUTION AND RECIPIENTS OF OUR STOCK IN THE DISTRIBUTION MAY BE REQUIRED TO PAY INCOME TAXES AS A RESULT OF RECEIVING OUR STOCK.

        Unless the Internal Revenue Service determines that the distribution qualifies as a tax-free distribution for U.S. federal income tax purposes, recipients of our stock in distribution may be required to pay income taxes as a result of the distribution, with the amount of ordinary income and gain dependent upon the value of the stock they received, their share of ESS' earnings and profits, and their adjusted tax basis in their ESS stock. Determining whether or not the distribution will qualify for tax-free status requires a complex analysis of many factors, including, among others, the business purpose for the distribution, the nature of the business to be engaged in by ESS and us following the distribution, and the extent to which ESS remains in control of us following the distribution. Because of the fact-intensive nature of this analysis, there will be substantial uncertainty as to whether the distribution will qualify for tax-free treatment until the IRS makes a determination as to the tax status of the transaction.

        Although ESS has applied for a ruling from the IRS, it is not anticipated that the IRS will make its determination until several months after the distribution has been completed. In addition, ESS has not obtained an opinion of its tax advisors regarding the tax treatment of the transaction. ACCORDINGLY, WE CANNOT ASSURE RECIPIENTS OF OUR STOCK IN THE DISTRIBUTION THAT A FAVORABLE RULING FROM THE IRS WILL BE OBTAINED. MOREOVER, EVEN IF A FAVORABLE IRS DETERMINATION IS OBTAINED, SUCH RECIPIENTS STILL MAY BE TAXED BY THE STATE, LOCAL OR FOREIGN JURISDICTION IN WHICH THEY RESIDE. Accordingly, all recipients of our stock in the distribution are strongly urged to consult with their own financial advisors regarding the potential tax impact to them of the distribution and to prepare for the significant possibility that the transaction will be taxable to them.

        If the distribution is taxable to them, the value of the shares they receive will be treated as taxable ordinary income, return of cost or as taxable capital gain up to the value of the stock distributed. Absent a favorable ruling from the IRS, they will incur this tax whether or not they decide to sell the shares they receive in the distribution. Unless a recipient of shares in the distribution is required to make quarterly estimated tax payments to the IRS, this tax would generally have to be paid on or before the April 15, 2002 due date for the 2001 tax return. If such recipients do not have cash available to pay the tax at or before the time it is due, they may have to sell all or a portion of their shares of our stock to pay the tax or risk incurring interest and penalties imposed by the IRS. If holders of a significant percentage our stock are also forced to sell in order to pay their taxes, or if there is for any other reason a decline in the trading price of our shares following the distribution, recipients of our stock in the distribution may have to sell their shares of our stock at a lower price than they might otherwise have obtained. Moreover, if such recipients continue to hold all of their shares of our stock until after the IRS ruling is obtained and the market price of those shares declines, the proceeds from the subsequent sale of all of those shares may not be sufficient to cover the tax due if the transaction is determined to be taxable to them.

IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL ON ACCEPTABLE TERMS, OUR ABILITY TO DEVELOP AND MARKET OUR PRODUCTS AND SERVICES AND GROW AND OPERATE OUR BUSINESS COULD BE HARMED.

        To emerge from the development stage, introduce our follow-on products and services and sustain and grow our business, we must continue to make significant investments in research and development to develop, enhance and market our products and services. We will also need significant working capital to take advantage of future opportunities and to respond to competitive pressures or unanticipated requirements. We expect that our existing capital resources will be sufficient to meet our cash requirements through June 30, 2002, although our current resources could be exhausted more quickly depending on the payment terms that we are able to negotiate with our vendors and suppliers and our success in collecting on accounts receivable. The magnitude of our future capital requirements will depend on many factors, including, among others, product development expense levels, investments in working capital, and the amount of income generated by operations. When we do need to raise additional capital, that capital may not be available on acceptable terms, or at all. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or even continue operating our business.

        If additional capital is raised through the issuance of equity securities, the percentage ownership of our existing stockholders will decline, stockholders may experience dilution in net book value per share, and these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Any debt financing, if available, may involve covenants limiting or restricting our operations or future opportunities.

FOLLOWING THE DISTRIBUTION OF OUR STOCK BY ESS TECHNOLOGY, INC. TO ITS SHAREHOLDERS, WE WILL NO LONGER BE ABLE TO RELY ON ESS AS A MAJOR SOURCE OF CAPITAL FUNDING, WHICH COULD LIMIT OUR ABILITY TO GROW OR SUSTAIN OUR BUSINESS.

        We have traditionally relied on ESS as a major source of capital funding. Following the completion of the distribution (currently scheduled to occur on August 21, 2001), ESS will cease being a majority stockholder of us and may choose to no longer provide funding to us. Even if ESS were to choose to provide additional funding to us in the future, ESS may not have funds available to provide such funding or may not choose to provide such funding on terms favorable to us and our stockholders. As our business continues to grow, we will need to raise additional capital, which may not be available on acceptable terms, or at all. If we cannot raise necessary additional capital on acceptable terms, we may not be able to grow or sustain our business.

OUR AGREEMENT TO INDEMNIFY ESS FOR TAX LIABILITIES UNDER CERTAIN CIRCUMSTANCES MAY AFFECT OUR CASH FLOW, DISCOURAGE POTENTIAL ACQUISITION PROPOSALS OR DELAY OR PREVENT A CHANGE IN CONTROL OF US, AND LIMIT THE SIZE OF ANY FUTURE OFFERINGS OF OUR STOCK.

        Even if ESS' distribution of our stock to its shareholders is otherwise a tax-free distribution, ESS may, under certain circumstances, recognize gain for U.S. federal and state income tax purposes with respect to the distribution if a 50% or greater interest in us is acquired during the two-year period following the distribution. Certain sales of shares by us that occurred during the two-year period immediately prior to the distribution may be counted towards the 50% threshold. The amount of such gain would be the difference between the fair market value of the stock distributed, as of the date of distribution, and ESS' adjusted tax basis in the stock. Under a tax sharing and indemnity agreement, we have agreed under certain circumstances to indemnify ESS for ESS' U.S. federal and state income tax liability which results as a direct consequence of any acquisition of a 50% or greater interest in us after the distribution. This indemnity obligation, if triggered, could have a substantial effect on our available cash. In addition, the existence of the indemnity obligation may discourage potential acquisition proposals and could delay or prevent an acquisition of a 50% or greater interest in us. Because future sales of stock could be deemed to be part of a related transaction that results in an acquisition of a 50% or greater interest in us, our desire to avoid triggering the indemnity obligation could limit the size of any offerings of stock by us during the two-year period following the distribution.

OUR LIMITED OPERATING HISTORY MAY MAKE IT DIFFICULT FOR US OR INVESTORS TO EVALUATE TRENDS AND OTHER FACTORS THAT AFFECT OUR BUSINESS.

        We were incorporated in April 1999 and our operations to date have consisted primarily of product development efforts. To date, we have only manufactured and shipped a limited number of commercial ViDVD beta testing units as part of our research and development efforts, and commercial distribution of the ViDVD has not yet begun. In addition, we have only entered into a limited number of agreements to acquire the content to be delivered as part of our ViMedia content delivery service, and no ViMedia discs have been distributed. As a result of our limited operating history, our historical financial and operating information is of limited value in evaluating our future operating results. In addition, any evaluation of our business and prospects must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets. For example, it may be difficult to accurately predict our future revenues, costs of revenues, expenses or results of operations. The ViDVD, the ViMedia content delivery service and our other anticipated Digital Home System products and services represent new product and service offerings for most consumers, and it may be difficult to predict the future growth rate, if any, or size of the market for those products and services. We may be unable to accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected, which could cause the price of our stock to decline.

OUR HISTORICAL FINANCIAL INFORMATION MAY NOT BE REPRESENTATIVE OF OUR FUTURE OPERATING RESULTS AS A SEPARATE COMPANY.

        Our historical financial information does not necessarily reflect what our financial position, operating results and cash flows would have been had we been a stand-alone entity during the periods presented. In addition, our historical information is not necessarily indicative of what our operating results, financial position and cash flows will be in the future. We may have to make significant changes to our cost structure, funding and operations as a result of our no longer being a majority-owned subsidiary of ESS after its distribution of our stock to its shareholders, including changes to our employee base, costs associated with establishing and maintaining a separate administrative infrastructure, costs associated with reduced economies of scale, and costs associated with being a stand-alone company.

WE FACE INTENSE COMPETITION FROM PARTICIPANTS IN BOTH THE MULTIMEDIA APPLIANCE AND THE HOME ENTERTAINMENT MARKETS, WHICH MAY IMPAIR OUR REVENUES AND ABILITY TO GENERATE CUSTOMERS.

        The multimedia appliance and home entertainment markets are intensely competitive and rapidly evolving. In addition, there are few barriers to entry into the multimedia appliance and home entertainment markets, and new entrants to these markets may develop and offer products that will compete directly with our products and services.

        The multimedia appliance industry in particular is characterized by rapid technological innovation and intense price competition, and the competition for consumer spending and acceptance is intense. The ViDVD will compete directly with several other currently available or soon to be introduced multimedia appliance offerings from major consumer electronics manufacturers, such as Apex, Toshiba and Samsung, and with products developed by smaller companies, including the i2DVD, Neon, nReady and TVPC products. Like the ViDVD, nearly all of these products accommodate media in DVD, CD and MP3 format, many offer Internet access capabilities, and some include a karaoke feature.

        In addition, as a home entertainment product, we expect that the ViDVD will also compete with:

        -       standard DVD and CD players;

        - the Sony PlayStation 2, the Microsoft Xbox and other web-enabled, multi-function game players;

        -       personal computers;

        -       WebTV and other television-based Internet appliances;

        -       Web-enabled wireless telephones and PDAs;

        -       karaoke machines; and

        -       video cassette recorders and laser disc players.

        As a home entertainment content delivery medium, we also expect that our ViMedia content delivery service will compete with:

        -       video-on-demand services;

        - traditional broadcast, cable or satellite television programming; and

        - video cassette, DVD and video game cartridge rental stores and retailers.

        Most of these products and services are already widely available through retail distribution channels, and many of these products are already familiar to and accepted by consumers. In addition, most of the manufacturers and distributors of these competing home entertainment products and services have substantially greater brand recognition, market presence, distribution channels, advertising and marketing budgets and promotional and other strategic partners than us.

WE HAVE NOT OBTAINED ALL OF THE LICENSES OF INTELLECTUAL PROPERTY REQUIRED FOR THE OPERATION OF OUR BUSINESS AND ANY FAILURE TO OBTAIN REQUIRED LICENSES ON ACCEPTABLE TERMS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

        We rely on licenses of intellectual property from third parties for use in our business. We have identified all of the licenses we believe are necessary for the manufacture and distribution of the ViDVD. We have yet to obtain all of these licenses. While we have contacted each of the entities from which we could obtain these licenses, the licenses may not be available on favorable terms and may require us to pay new or additional royalties on the sale of the ViDVD. Also, we will have to negotiate to acquire any licenses required for the development, manufacture and sale of our future Digital Home System products and services. In addition, although we have already licensed selected audio and video content to be distributed as part of the ViMedia content delivery service, we will need to obtain licenses to a substantially greater volume of content for the ViMedia service to be successful. Any failure to obtain the licenses of intellectual property required for the operation of our business on acceptable terms could adversely affect our operating results.

WE EXPECT THE AVERAGE SELLING PRICES OF OUR DIGITAL HOME SYSTEM PRODUCTS TO DECREASE, WHICH MAY REDUCE OUR GROSS MARGINS OR REVENUE.

        The prices of multimedia appliance products are expected to decline rapidly as more products enter retail distribution and competition and volume increase. In particular, we expect significant price reductions and increased sales discounts in the fourth quarter of 2001 as numerous competing manufacturers attempt to establish their microprocessors as the standard in the industry in connection with the holiday selling season. We anticipate that the average selling prices of our Digital Home System products will decrease in response to these competitive pricing pressures as well as in response to new product introductions by us or our competitors and increasing availability of relatively inexpensive products that can perform some of our products' functions. If we are unable to sufficiently reduce costs and increase sales volumes, this decline in average selling prices will reduce our revenue and gross margins.

IF WE FAIL TO OVERCOME TECHNICAL CHALLENGES ASSOCIATED WITH THE FULL DEVELOPMENT AND IMPLEMENTATION OF OUR VIMEDIA CONTENT DELIVERY SERVICE OR OBTAIN SUFFICIENT CONTENT TO ATTRACT CUSTOMERS, THE VIMEDIA CONTENT DELIVERY SERVICE MAY NOT ACHIEVE MARKET ACCEPTANCE OR GENERATE SUFFICIENT REVENUE TO SUSTAIN ITS OPERATION.

        The success of the ViMedia content delivery service depends in part on our ability to acquire and deliver content that interests our customers. Most of the major producers of audio and video content in the entertainment industry will only permit their content to be distributed at commercially attractive prices if it is protected using approved encryption technologies. Our own proprietary encryption system has not yet been adopted by the entertainment industry as an approved encryption technology, and, unless or until that occurs, we may not be able to distribute content licensed from major entertainment companies in our proprietary ViMedia format. Although discs that include content in DVD and CD format may be played on a ViDVD player, content that is encoded in those conventional formats takes significantly more disc space, and we are still in the process of conducting research and development to enable certain aspects of our encryption technology to work with those other formats. Unless we are able to either obtain entertainment industry acceptance of our proprietary encryption system or overcome the technical challenges associated with using our encryption with conventional formats, the ViMedia content delivery service may not achieve market acceptance or generate sufficient revenue to sustain its operation.

IF WE FAIL TO DEVELOP AND MARKET NEW DIGITAL HOME SYSTEM PRODUCTS OR TO ADD FEATURES TO OUR EXISTING DIGITAL HOME SYSTEM PRODUCT, WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUES TO SUSTAIN OUR BUSINESS.

        Our success is highly dependent upon the continued successful development and timely introduction of new Digital Home System products and new models of our existing Digital Home System product containing additional features. The success of new products and new models with additional features depends on a number of factors, including strategic allocation of limited financial and technical resources, accurate forecasting of consumer demand, timely completion of product development, and market and industry acceptance of our existing Digital Home System product. Many of our planned product and feature introductions are still in the early stages of development and will require substantial engineering and technical resources to bring to market. The success of some of our planned products may also require industry acceptance of our proprietary technologies or the adaptation of our products and technologies to accommodate the use of existing industry-accepted technologies. If we fail to develop and market new products and features, we may not be able to generate sufficient revenues from our initial Digital Home System product to sustain our business.

IT MAY TAKE A SUBSTANTIAL AMOUNT OF TIME AND RESOURCES TO ACHIEVE BROAD MARKET ACCEPTANCE OF OUR PRODUCTS AND SERVICES, AND WE CANNOT BE SURE THAT THESE EFFORTS WILL GENERATE THE LEVEL OF BROAD MARKET ACCEPTANCE OF OUR PRODUCTS AND SERVICES NECESSARY TO GENERATE SUFFICIENT REVENUES TO SUSTAIN OUR BUSINESS.

        Although many consumers are familiar with standard DVD players, our ViDVD player initially will be one of only a few DVD products to include Internet access and MP3 and karaoke player capability. Consumers may perceive little or no benefit from combining these functionalities in one unit or may already own other products that provide one or more of these functionalities. As a result, consumers may not value, and may be unwilling to pay for the ViDVD. In addition, the ViMedia content delivery service is expected to be the first home entertainment content provider to enable consumers to purchase the specific content that interests them from a variety of content made available to the consumer on a previously distributed disc. Potential customers may not perceive a benefit in purchasing content in this manner and may already subscribe to or otherwise have access to similar content from other sources. We also do not have an established brand image, nor do we expect to spend significant marketing expenses to build and promote a brand image. Accordingly, to develop market acceptance of the ViDVD player, the ViMedia content delivery service and our anticipated future Digital Home System products and services, we will need to devote a substantial amount of resources to educate consumers about the features and benefits of our products and services, and broad market acceptance of the ViDVD may not be obtained for a period of two years or more from the launch date of the ViDVD, if at all. Moreover, we cannot assure you that this commitment of time and resources will be successful in developing the broad market acceptance of our Digital Home System products and services necessary to generate the revenues required to sustain our business.

WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE FROM THE VIMEDIA CONTENT DELIVERY SERVICE TO SUPPORT ITS CONTINUED OPERATION, AND ANY TERMINATION OF THE VIMEDIA SERVICE COULD REDUCE DEMAND FOR THE VIDVD PLAYER.

        In the future, we expect to charge customers content access fees for access to portions of the content distributed via our ViMedia content delivery service. Many potential ViMedia end users already pay monthly fees for cable or satellite television services. When we begin to charge customers for specific content, we must convince these consumers to pay additional fees to gain access to the content delivered on our ViMedia discs. The availability of competing services that do not require subscription or other access fees will harm our ability to effectively attract paying end users. In addition, the ViDVD player that enables the consumer to access the content provided by our ViMedia service can be used to view or listen to other DVDs and CDs or to access material on the Internet without payment for any of our ViMedia content. If a significant number of purchasers of our ViDVD players use these devices without purchasing ViMedia content, the ViMedia service may not generate sufficient revenue to support its continued operation, which could reduce demand for the ViDVD player.

WE EXPECT TO DEPEND ON ESS AND A LIMITED NUMBER OF OTHER THIRD PARTIES TO MANUFACTURE AND SUPPLY CRITICAL COMPONENTS FOR OUR DIGITAL HOME SYSTEM PRODUCTS AND SERVICES, AND WE MAY BE UNABLE TO OPERATE OUR BUSINESS IF THOSE PARTIES DO NOT PERFORM THEIR OBLIGATIONS.

        We expect to rely on ESS and a limited number of other third party suppliers for a number of key components of our Digital Home System products, including DRAM chips and flash memory chips. We do not have long-term agreements in place with our suppliers. We also expect to rely on a limited number of third party content providers to supply the content to be distributed as part of the ViMedia content delivery service. We do not control the time and resources that these third parties devote to our business. We cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings or other benefits will be derived from the efforts of these parties. Our need for semiconductors as a key component of our Digital Home System products indirectly subjects us to a number of risks relating to ESS' and any future semiconductor suppliers' reliance on independent foundries to produce those semiconductors, including the absence of adequate capacity, the unavailability of, or interruption in access to, certain process technologies and reduced control over delivery schedules, manufacturing yields and costs, and risks related to the international location of most major foundries. If any of our third party suppliers or content providers breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner, we may be delayed or prevented from commercializing our products and services. Because our relationships with these parties are non-exclusive, they may also support products or services that compete directly with ours, or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our products and services. This outcome would harm our ability to compete effectively and quickly achieve market acceptance and brand recognition.

WE MAY HAVE POTENTIAL BUSINESS CONFLICTS OF INTEREST WITH ESS WITH RESPECT TO THE COMPANIES' ONGOING RELATIONSHIPS, AND WE MAY NOT BE ABLE TO RESOLVE THESE CONFLICTS ON TERMS FAVORABLE TO US.

        Conflicts of interest may arise between ESS and us in a number of areas relating to ongoing relationships between the companies, including:

- Although we will be entering into agreements with ESS that will govern our business relationship after the completion of ESS' distribution of our stock to its shareholders, ESS will have no obligation to extend the terms of those agreements to us beyond the stated duration of those agreements;

- ESS will be supplying semiconductors to our competitors, which may affect ESS' capacity to supply semiconductors to us;

-       we will be competing with ESS in employee recruiting; and

- we may compete with ESS with respect to business opportunities that are attractive to both companies, and ESS is not restricted from competing with our business.

IF WE ARE UNABLE TO ESTABLISH AND MAINTAIN SATISFACTORY RELATIONSHIPS WITH THE DISTRIBUTORS AND RETAILERS THAT WE EXPECT TO SELL OUR PRODUCTS AND SERVICES, OUR BUSINESS WILL SUFFER.

        With the exception of one retailer, we have not yet entered into agreements with the distributors and retailers that we expect to sell our products and services, and we may not be able to retain or attract a sufficient number of qualified distributors and retailers. In establishing relationships with distributors and retailers, we may be forced to accept arrangements under which we will not receive payment for our products until these products are sold to end users. Even if product shipments begin in September 2001, under Staff Accounting Bulletin No. 101 issued by the Securities and Exchange Commission, the recording of revenues may be delayed depending on the terms of such shipments and our ability to estimate potential returns and future price adjustments. We may also have to enter into revenue sharing or other arrangements with these distributors and retailers in order to provide additional incentives for such entities to actively market our products. In addition, we expect that our distributors and retailers will sell products and services offered by our competitors. If our competitors offer our distributors and retailers more favorable terms or have more products available to meet their needs, those distributors and retailers may decline to carry our products and services. Other retailers may decline to carry our products because they believe the ViDVD and the potential complementary ViMedia content delivery service will decrease their sales of content such as DVDs and CDs. Further, even if they do carry our products, distributors and retailers may not recommend, or continue to recommend, those products. If we are unable to maintain successful relationships with distributors and retailers or to expand our distribution channels, our business will suffer.

WE PLAN TO EXPAND OUR BUSINESS, AND OUR FAILURE TO MANAGE GROWTH COULD DISRUPT BUSINESS AND IMPAIR OUR ABILITY TO GENERATE REVENUES.

        Since we began our business in April 1999, we have significantly expanded our headcount, facilities and infrastructure. We anticipate continued expansion in these areas to support potential sales growth and to allow us to pursue market opportunities. This expansion has placed, and will continue to place, a significant strain on our management, operational and financial resources and systems. Specific risks we face as our business expands include:

- We will need to attract and retain qualified personnel, and any failure to do so may impair our ability to offer new products or grow our business. Our success will depend on our ability to attract, retain and motivate managerial, technical, marketing, administrative and customer support personnel. Competition for such employees is intense, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. If we are unable to hire, train, retain and manage required personnel, we may be unable to successfully introduce new products or otherwise implement our business strategy.

- Any inability of our systems to accommodate growth in the number of users of the ViMedia content delivery service may cause service interruptions. We have internally developed or are in the process of developing the systems that will be used to run the ViMedia content delivery service and perform other processing functions. The ability of these systems to scale as we add new subscribers is unproven. We will have to continually improve these systems to accommodate growth in the number of users. Any inability by us to add additional software and hardware or to upgrade our technology, systems or network infrastructure in response to subscriber growth could adversely affect our business or cause service interruptions.

- We will need to provide acceptable customer support, and any inability to do so will impair our ability to develop consumer acceptance of our products. We expect that some of our customers will require significant support when installing the ViDVD player and becoming acquainted with the features and functionality of the ViDVD and its interface. In addition, our customers who elect to use us as their Internet service provider may require frequent support when accessing the Internet. We also anticipate that purchasers of future Digital Home System products and services will require support in their use of such products and services. We do not have experience with widespread deployment of our products and services to a diverse customer base, and we may not have adequate personnel to provide the levels of support that our customers will require. Our failure to provide adequate customer support for our Digital Home System products or services will damage our reputation in the consumer electronics marketplace and strain our relationships with customers and strategic partners. This could prevent us from gaining new or retaining existing customers and could harm our reputation and brand.

- We will need to build an infrastructure to support the anticipated sale of ViDVD players over the Internet. This infrastructure will include the operational systems and controls necessary to conduct sales over the Internet, including transaction processing, inventory management and payment processing functions. Any failure by us to develop and maintain this infrastructure could hurt our ability to successfully conduct sales over the Internet, which could prevent us from establishing and maintaining customer relationships and increasing our sales volume.

- We will need to improve our operational and financial systems to support our expected growth, and any inability to do so will adversely impact our ability to grow our business. To manage the expected growth of our operations and personnel, we will need to improve our operational and financial systems, procedures and controls. Our current and planned systems, procedures and controls may not be adequate to support our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational systems and controls could adversely impact our relationships with customers and harm our reputation and brand.

PRODUCT DEFECTS, SYSTEM FAILURES OR INTERRUPTIONS MAY HAVE A NEGATIVE IMPACT ON OUR REVENUES, DAMAGE OUR REPUTATION AND DECREASE OUR ABILITY TO ATTRACT NEW CUSTOMERS.

        Errors and product defects can result in significant warranty and repair problems, which could cause customer relations problems. Correcting product defects requires significant time and resources, which could delay product releases and affect market acceptance of our products. Any delivery by us of products with undetected material product defects could harm our credibility and market acceptance of our products.

        Our ability to process purchases of content from our ViMedia content delivery service and to provide uninterrupted access to the Internet will depend on the efficient and uninterrupted operation of our computer and communications systems. Our computer hardware and other operating systems are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Although we have taken precautions against such damage, including installing backup servers as part of our network infrastructure, a natural disaster or other unanticipated problems at one or more of our facilities could result in interruptions in our business. These types of interruptions may reduce our revenues and profits. Our business also will be harmed if consumers believe our ViMedia content delivery service or our Internet service is unreliable. In addition to placing increased burdens on our technical staff, service outages may create a large number of customer questions and complaints that must be responded to by our customer support personnel. Any damage to, or failure of, our systems could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business and irreparably damage our reputation and ability to attract new customers.

OUR FUTURE RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH OUR RELIANCE ON INTERNATIONAL SALES AND OPERATIONS.

        Substantially all of our products are anticipated to be manufactured, assembled and tested by independent third parties in China. In addition, most of our suppliers are located in China, Hong Kong and Taiwan. We also anticipate that revenue from international sales will represent a significant portion of our total revenue, as one of our strategic partners is also located in China and we expect that we will enter into sales and distribution arrangements with other firms located in China, Taiwan and other foreign countries. Because of our international operations and relationships, and our reliance on foreign third-party manufacturing, assembly and testing operations, we are subject to the risks of conducting business outside of the United States, including:

        - changes in political and strategic relations between China, Taiwan and the U.S.;

        -       changes in foreign currency exchange rates;

        - changes in a specific country's or region's political or economic conditions, particularly in China, Taiwan and other emerging Asian markets;

        - trade protection measures and import or export licensing requirements;

        -       potentially negative consequences from changes in tax laws;

        - difficulty in managing widespread sales and manufacturing operations; and

        -       less effective protection of intellectual property.

OUR SUCCESS PARTLY DEPENDS ON OUR ABILITY TO SECURE AND PROTECT OUR PROPRIETARY RIGHTS.

        Our success and ability to compete are partly dependent upon our internally developed technology. We rely on patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. However, the steps we take to protect our proprietary rights may be inadequate. We have filed two U.S. patent applications, one to cover ViDVD proprietary functions and digital encoder and decoder solutions and another to cover digital audio signal compression and processing. In addition, we have filed corresponding applications in Taiwan and with the patent cooperation treaty, which reserves the right to file in foreign countries. To date, no patents have been issued, and we cannot assure you that any patents will ever be issued, that any issued patents will protect our intellectual property or that third parties will not challenge any issued patents. Moreover, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us.

        The laws of certain foreign countries in which our products are or may be designed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the U.S., and thus make the possibility of piracy of our technology more likely. We cannot assure you that the steps taken by us to protect our proprietary information will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Our failure to protect our proprietary rights could harm our business.

WE MAY BE SUBJECT TO CLAIMS THAT OUR INTELLECTUAL PROPERTY INFRINGES UPON THE PROPRIETARY RIGHTS OF OTHERS, AND A SUCCESSFUL CLAIM COULD HARM OUR ABILITY TO SELL AND DEVELOP OUR PRODUCTS.

        If other parties claim that our products infringe upon their intellectual property, we could be forced to defend ourselves or our customers, manufacturers or suppliers against those claims. We could incur substantial costs to prosecute or defend those claims. A successful claim of infringement against us, or any failure or inability of us to develop non-infringing technology or license the infringed technology on acceptable terms and on a timely basis, could harm our business, financial condition and results of operations.

IF WE LOSE KEY MANAGEMENT PERSONNEL, WE MAY NOT BE ABLE TO SUCCESSFULLY OPERATE OUR BUSINESS.

        Our future performance will be substantially dependent on the continued services of our senior management, especially our Chairman and Chief Executive Officer, Fred S.L. Chan, our President, Didier Pietri, and other key personnel. The loss of any members of our executive management team and our inability to hire additional executive management could harm our business and results of operations. We employ our key personnel on an at-will basis. We intend to obtain key person insurance for Mr. Chan, but we do not maintain key person insurance policies on any of the other members of our executive management team.

IF WE ARE UNABLE TO ATTRACT AND RETAIN THE QUALIFIED PERSONNEL REQUIRED TO TIMELY AND COST-EFFECTIVELY IMPLEMENT NEW ADMINISTRATIVE SYSTEMS TO REPLACE THE PORTIONS OF ESS' ADMINISTRATIVE INFRASTRUCTURE ON WHICH WE CURRENTLY RELY, OUR BUSINESS COULD BE HARMED.

        We currently use duplicated versions of ESS' systems to support our operations, including systems to manage human resources, accounting, payroll and internal computing operations. Following ESS' distribution of our stock to its shareholders, ESS will have no obligation to provide assistance to us other than the interim services which will be provided by ESS pursuant to a transition services agreement between us and ESS. These interim services include, among others, information technology systems, human resources, administration, product order administration, customer service, buildings and facilities, and legal, finance and accounting services.

        Over the next several months, we will be implementing new systems to replace the duplicated versions of ESS' systems, and we expect to have fully independent systems in place by the end of 2001. The implementation of these new information systems will require the services of employees with extensive knowledge of these information systems and the business environment in which we operate. In order to successfully implement and operate our systems, we must be able to attract and retain a significant number of qualified employees. If we fail to attract and retain the qualified personnel required to implement, maintain and operate our information systems, our business could suffer. Even if we are able to attract and retain the required personnel, we may not be successful in implementing the new systems and transitioning data from the duplicated versions of ESS' systems to our new systems. Any failure or significant downtime in ESS' or our own information systems could harm our business.

ANY FUTURE BUSINESS ACQUISITIONS MAY DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR DISTRACT MANAGEMENT ATTENTION.

        As part of our ongoing business strategy, we may consider additional acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to our own. In particular, we may pursue acquisitions and strategic alliances as a means of acquiring content to be included on our ViMedia discs. Such acquisitions could materially adversely affect our operating results and/or the price of our stock. Acquisitions also entail numerous risks, including:

        - difficulty of assimilating the operations, products and personnel of the acquired businesses;

        -       potential disruption of our ongoing business;

        -       unanticipated costs associated with the acquisition;

        - inability of management to manage the financial and strategic position of acquired or developed products, services and technologies;

        - inability to maintain uniform standards, controls, policies and procedures; and

        - impairment of relationships with employees and customers that may occur as a result of integration of the acquired business.

        To the extent that shares of our stock or other rights to purchase stock are issued in connection with any future acquisitions, dilution to our existing stockholders will result and our earnings per share may suffer. Any future acquisitions or strategic investments may not generate additional revenue or provide any benefit to our business, and we may not achieve a satisfactory return on our investment in any acquired businesses.

LAWS OR REGULATIONS THAT GOVERN THE CONSUMER ELECTRONICS INDUSTRY, THE TELECOMMUNICATIONS INDUSTRY, COPYRIGHTED WORKS OR THE INTERNET COULD EXPOSE US TO LEGAL ACTION IF WE FAIL TO COMPLY OR COULD REQUIRE US TO CHANGE OUR BUSINESS.

        Because our Digital Home System products and services are expected to provide our customers with access to a variety of entertainment media and methods of electronic communication, it is difficult to predict what laws or regulations will be applicable to our business. Therefore, it is difficult to anticipate the impact of current or future laws and regulations on our business. Among the many regulations that may be applicable to our business are the following:

        - Federal Communications Commission regulations relating to the electronic emissions of consumer products;

        - Federal Communications Commission regulations relating to consumer products that connect to the public telephone network;

        - regulations relating to the access and use of the Internet issued by various federal and state governmental agencies, legislative bodies and courts, including the Federal Communications Commission and the Federal Trade Commission;

        - copyright laws relating to the use of copyrighted audio and video media; and

        - federal export regulations relating to the export of sensitive computer technologies such as encryption and authentication software.

        Changes in the regulatory climate or the enforcement or interpretation of existing laws could expose us to legal action if we fail to comply. In addition, any of these regulatory bodies could promulgate new regulations or interpret existing regulations in a manner that would cause us to incur significant compliance costs or force us to alter the features or functionality of our products and services.

WE AND MANY OF OUR SUPPLIERS RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR BUSINESS AND INCREASE OUR EXPENSES.

        California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for California fall below certain levels, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. Some of our suppliers, particularly ESS, are also located in California. In addition, a significant portion of our non-manufacturing operations are located in California. If blackouts interrupt our power supply, we may be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operations at our California facilities could harm our business and results of operations.

SUBSTANTIAL SALES OF OUR STOCK MAY OCCUR IMMEDIATELY FOLLOWING ESS' DISTRIBUTION OF OUR CLASS A COMMON STOCK TO ITS SHAREHOLDERS ON OR ABOUT AUGUST 21, 2001, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

        ESS intends to distribute approximately 50,577,964 shares of our Class A common stock to its shareholders on or about August 21, 2001. All of these shares will be freely tradable without restriction or further registration, unless the shares are owned by one of our "affiliates," as that term is defined in Rule 144 of the Securities Act of 1933. We are unable to predict whether significant amounts of our stock will be sold in the open market following the distribution. It is unlikely that a sufficient number of buyers will be in the market at that time. A number of factors, including the significant possibility that the distribution will be taxable to ESS shareholders as of the record date, may cause the recipients of our stock in the distribution to resell that stock immediately. Any sales of substantial amounts of our stock in the public market, or the perception that such sales might occur, whether as a result of the distribution or otherwise, could harm the market price of our stock.

THERE HAS NEVER BEEN A TRADING MARKET FOR OUR STOCK AND ONE MAY NOT DEVELOP, WHICH MAY CAUSE OUR REPORTED STOCK PRICES TO BE VOLATILE AND LIMIT YOUR ABILITY TO SELL YOUR SHARES.

        Prior to ESS' distribution of our stock to its shareholders, there will have been no public market for our stock. We believe the initial trading volume in our stock will be low given the need for investors to assess our prospects and progress as a public company. In addition, although it is expected that trades in our Class A common stock will be reported on the OTC Bulletin Board, neither our Class A nor Class B common stock will be listed on any securities exchange or designated for quotation on The Nasdaq Stock Market, which may further limit the trading volume. Relatively small trades in our stock could, therefore, have a disproportionate effect on our reported stock prices.

        The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for shares of stock that are not designated for quotation on Nasdaq or a national securities exchange. Trades in OTC listed shares will be displayed only if the trade is processed by an institution acting as a market maker for those shares. Although there initially will be at least one institution acting as a market maker for our Class A shares, that institution will not be obligated to continue making a market for any specific period of time. Thus, there can be no assurance that any institution will be acting as a market maker for our Class A stock at any time. If there is no market maker for our shares and no trades in those shares are reported, it may be difficult for you to dispose of your shares or even to obtain accurate quotations as to the market price of your shares. Moreover, because the order handling rules adopted by the Securities and Exchange Commission that apply to Nasdaq listed shares do not apply to OTC listed shares, no market maker will be required to maintain an orderly market in our shares. Accordingly, an order to sell our shares placed with a market maker may not be processed until a buyer for the shares is readily available, if at all, which may further limit your ability to sell your shares at prevailing market prices.

        The stock markets in general, and the markets for consumer electronics and home entertainment stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may harm the trading prices of our stock. We cannot assure you that you will be able to resell any of your shares at or above the initial trading price. Any of these factors could adversely affect the liquidity and trading prices of our stock.

OUR STOCK WILL MOST LIKELY BE SUBJECT TO THE REQUIREMENTS FOR PENNY STOCKS, WHICH COULD ADVERSELY AFFECT YOUR ABILITY TO SELL AND THE MARKET PRICE OF YOUR SHARES.

        We currently expect that our stock will fit the definition of a penny stock. The Securities and Exchange Act of 1934 defines a penny stock as any equity security that is not traded on a national securities exchange or authorized for quotation on The Nasdaq National Market and that has a market price of less than $5.00 per share, with certain exceptions. Penny stocks are subject to Rule 15g under the Securities and Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers who sell such securities. In general, a broker-dealer, prior to a transaction in a penny stock, must deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must provide the customer with current bid and offer quotations for the penny stock, information about the commission payable to the broker-dealer and its salesperson in the transaction and monthly statements that disclose recent price information for each penny stock in the customer's account. Finally, prior to any transaction in a penny stock, the broker-dealer must make a special written suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to sale. All of these requirements may restrict your ability to sell our stock and could limit the trading volume of our stock and adversely affect the price investors are willing to pay for our stock.

IN THE FUTURE, OUR REVENUES AND QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY ADVERSELY AFFECT THE MARKET PRICES OF OUR STOCK AND COULD LEAD TO US BECOMING THE TARGET OF COSTLY SECURITIES CLASS ACTION LITIGATION.

        We expect our revenues and operating results to fluctuate significantly due to a number of factors, many of which are outside of our control. Therefore, you should not rely on period-to-period comparisons of results of operations as an indication of our future performance. It is possible that in some future periods our operating results may fall below the expectations of market analysts and investors. In this event, the market prices of our stock would likely fall. Factors that may affect our quarterly operating results include:

        -       unanticipated failure to timely launch the ViDVD;

        -       unsuccessful launch of the ViDVD;

        -       ongoing demand and supply for ViDVD players;

        -       seasonality and other consumer and advertising trends;

        - changes in the economic terms of our relationships with our strategic partners;

        - unanticipated shortfalls in the supply of components necessary for the manufacture of our products;

        - changes in our pricing policies, the pricing policies of our competitors and general pricing trends in the multimedia appliance market;

        - unanticipated shortfalls in revenue due to the fact that our expenses precede associated revenues;

        - changes in estimates of our financial performance or changes in recommendations by securities analysts;

        - release of new or enhanced products or services or introduction of new marketing initiatives by us or our competitors;

        - announcements by us or our competitors of the creation or termination of significant strategic partnerships, joint ventures, significant contracts, or acquisitions;

        - the market price generally for consumer electronics and home entertainment industry stocks;

        -       market conditions affecting the home entertainment industry;

        -       additions or departures of key personnel;

        - demand for and consumer acceptance of other anticipated future Digital Home System product and services offerings; and

        -       general economic conditions.

        In the past, securities class action litigation has often been brought against a company following stock price declines. We may be the target of similar litigation in the future if the price of our common stock declines. Securities litigation could result in substantial costs and diversion of management attention and resources, all of which could materially harm our business, financial condition and results of operations.

SEASONAL TRENDS MAY CAUSE OUR QUARTERLY OPERATING RESULTS TO FLUCTUATE, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR STOCK.

        Domestic consumer electronic product sales have traditionally been much higher during the holiday shopping season than during other times of the year. Although predicting consumer demand for our products will be very difficult, we believe that sales of ViDVD players will be disproportionately high during these periods when compared to other times of the year. As a result, if we are unable to complete the launch of the ViDVD in advance of the 2001 holiday shopping season, our operating results for the fourth quarter of 2001 will be significantly lower than anticipated. Even if we are successful in completing the launch of the ViDVD in advance of the 2001 holiday shopping season, our quarterly operating results will still be affected by our success in the 2001 holiday season and in future holiday seasons. Any fluctuation in our quarterly operating results may cause the market price of our stock to decline, and that decline may be substantial if the fluctuation is caused by a delay in the launch of the ViDVD. Finally, if we are unable to accurately forecast and respond to consumer demand for our Digital Home System products, our reputation and brand will suffer, and the market price of our stock would likely fall.

INSIDERS WILL HAVE SUBSTANTIAL VOTING CONTROL OVER US AFTER ESS' DISTRIBUTION OF OUR STOCK TO ITS SHAREHOLDERS AND COULD DELAY OR PREVENT US FROM ENGAGING IN A CHANGE OF CONTROL TRANSACTION AND YOU FROM SELLING YOUR SHARES AT A PREMIUM TO THE SHARES' THEN CURRENT MARKET VALUE.

        After the distribution, we anticipate that our officers, directors and five percent or greater stockholders will beneficially own or control, directly or indirectly, approximately 18,272,909 Class A shares and approximately 34,100,000 Class B shares, which in the aggregate will represent a 44.3% voting interest in the outstanding shares of our common stock. Fred S.L. Chan, our Chairman and Chief Executive Officer, will beneficially own or control, directly or indirectly, approximately 18,213,364 Class A shares and approximately 13,200,000 Class B shares, which in the aggregate will represent a 35.3% voting interest in the outstanding shares of our common stock. These stockholders will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combinations.

CONFLICTS OF INTEREST MAY ARISE BECAUSE TWO OF OUR DIRECTORS, INCLUDING OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER, WHO WILL OWN SECURITIES OF BOTH ESS AND US AND THESE TWO DIRECTORS ALSO SERVE AS DIRECTORS OF ESS.

        Fred S.L. Chan, our Chairman and Chief Executive Officer, owns a significant amount of ESS stock and our stock and options to purchase ESS stock and our stock. In addition, Matthew K. Fong, a member of our board of directors, owns ESS stock and options to purchase ESS stock. These individuals will receive additional shares of our stock in ESS' distribution of our stock to its shareholders. Mr. Chan is the Chairman and Mr. Fong is a board member of ESS. These factors could create, or appear to create, potential conflicts of interest when these directors and executive officers are faced with decisions that could have different implications for ESS and us.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT ACQUISITION OF US, WHICH COULD DECREASE THE VALUE OF OUR SHARES.

        Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding shares. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Interest Rate Risks. We invest in short-term investments. Consequently, we are exposed to fluctuation in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for sale, and at June 30, 2001, the fair market value of our investments approximated their costs.

        Foreign Exchange Risks. Because our products are manufactured primarily in Asia, we are exposed to market risk from changes in foreign exchange rates, which could affect our results of operations and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, our product sales and all of our arrangements with our third party manufacturers and component vendors are denominated in U.S. dollars. We do not engage in any currency hedging activities.

                           PART II: OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 15, 2001, our stockholders approved by majority written consent resolutions authorizing our reincorporation from California to Delaware. The resolutions were approved by the holders of 60,000,000 shares of then outstanding preferred stock and the holders of 4,400,100 shares of then outstanding common stock. The votes of holders of 31,000,000 shares of then outstanding preferred stock and 1,841,250 shares of then outstanding common stock were not solicited. Such holders promptly received notice of this action by majority written consent.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits. None.

        (b) Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended June 30, 2001.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VIALTA, INC. (Registrant)



Date: August 13, 2001                   By: /s/  Fred S.L. Chan
                                            ------------------------------------
                                            Fred S.L. Chan
                                            Chairman and Chief Executive Officer
                                            (Principal Financial and
                                            Accounting Officer)