Form 10-Q
period 2001-09-30
VIALTA INC
filed 2001-11-13
CIK 1141363

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the quarterly period ended September 30, 2001.

                                       OR

   [ ] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the transition period from: ___________ to: __________ .

                         Commission file number 0-32809


                                  VIALTA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                94-3337326
  (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
   Incorporation or Organization)

                             48461 Fremont Boulevard
                            Fremont, California 94538
   (Address, including zip code, of Registrant's principal executive offices)

                                 (510) 870-3088
              (Registrant's telephone number, including area code)

      Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

   Yes [ ]     No [X]

      The number of outstanding shares of the registrant's Class A common stock, par value $0.001 per share, on November 7, 2001 was 46,656,636 shares. The number of outstanding shares of the registrant's Class B common stock, par value $0.001 per share, on November 7, 2001 was 40,580,375 shares.

                                  VIALTA, INC.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I.   FINANCIAL INFORMATION                                              2

Item 1.   Financial Statements, unaudited:                                   2

          Consolidated Balance Sheets - September 30, 2001, and
          December 31, 2000                                                  2

          Consolidated Statements of Operations - three months
          and nine months ended September 30, 2001 and 2000                  3

          Consolidated Statements of Cash Flows - nine months
          ended September 30, 2001 and 2000                                  4

          Notes to Consolidated Financial Statements                         5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        25

PART II.  OTHER INFORMATION                                                 25

Item 1    Legal Proceedings                                                 25

Item 4.   Submission of Matters to a Vote of Security Holders               25

Item 6.   Exhibits and Reports on Form 8-K                                  25

SIGNATURES                                                                  26

                          PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                  VIALTA, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                   2001           2000
                                                              ------------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                                     $  72,722      $ 109,378
  Short-term investments                                            4,806         27,112
  Receivables from related party                                       --            650
  Inventories                                                       3,443          2,057
  Prepaid expenses and other current assets                         6,044          4,207
                                                                ---------      ---------
    Total current assets                                           87,015        143,404
Property and equipment, net                                         9,279          9,230
Long term investments                                               4,582             --
Other assets                                                          324          1,057
                                                                ---------      ---------

  Total assets                                                  $ 101,200      $ 153,691
                                                                =========      =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                              $     927      $   1,376
  Accrued expenses and other current liabilities                    2,750          2,218
  Payable to related party                                            901         30,000
                                                                ---------      ---------
    Total current liabilities                                       4,578         33,594
                                                                ---------      ---------

Redeemable convertible preferred stock, $0.001 par value;
  30,000 shares authorized, 0 and 91,000 shares issued
  and outstanding, at September 30, 2001 and
  December 31, 2000, respectively                                      --        142,600
                                                                ---------      ---------


Stockholders' equity (deficit):
  Common stock  $0.001 par value, 400,000 shares
  authorized, 91,536 and 6,231 shares issued, 90,048
  and 6,231 shares outstanding at September 30, 2001
  and December 31, 2000 respectively                                   92              6
  Additional paid in capital                                      144,160          1,629
  Treasury stock                                                     (290)            --
  Other comprehensive income                                          155             --
  Deficit accumulated during the development stage                (47,495)       (24,138)
                                                                ---------      ---------
  Total stockholders' equity (deficit)                             96,622        (22,503)
                                                                ---------      ---------

  Total liabilities, redeemable convertible preferred stock
    and stockholders' equity (deficit)                          $ 101,200      $ 153,691
                                                                =========      =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                                  VIALTA, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)


                                                                                                          Period from
                                                                                                         April 20, 1999
                                                                                                           (date of
                                              Three Months Ended              Nine Months Ended            inception)
                                              ------------------              -----------------             through
                                         September 30,   September 30,   September 30,   September 30,    September 30,
                                             2001            2000            2001            2000             2001
                                           --------        --------        --------        --------         --------
Operating expenses:
 Research and development                  $  5,446        $  3,733        $ 15,337        $ 13,438         $ 36,264
 Selling and marketing                          838             816           2,995           1,981            6,585
 General and administrative                   2,412           1,935           7,016           4,853           14,225
                                           --------        --------        --------        --------         --------
  Operating expenses:                         8,696           6,484          25,348          20,272           57,074
                                           --------        --------        --------        --------         --------
Operating loss                               (8,696)         (6,484)        (25,348)        (20,272)         (57,074)

Interest income                                 801           1,944           3,086           5,910           11,510
Interest expense                                 --              --              --              --             (224)
Operating expenses (net)                     (1,097)         (1,679)         (1,101)         (1,343)          (2,774)
                                           --------        --------        --------        --------         --------
Loss before income tax benefit               (8,992)         (6,219)        (23,363)        (15,705)         (48,562)
Income tax benefit                               --              65              --             195            1,060
                                           --------        --------        --------        --------         --------
Net loss                                   $ (8,992)       $ (6,154)       $(23,363)       $(15,510)        $(47,502)
                                           ========        ========        ========        ========         ========

Net loss per share attributable to
   common shares -- basic and diluted      $  (0.13)       $  (0.99)       $  (0.35)       $  (2.49)
                                           ========        ========        ========        ========
Weighted average common shares
   outstanding                               67,497            6,220         67,201           6,220
                                           ========        ========        ========        ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                                  VIALTA, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                                         PERIOD FROM
                                                                                                        APRIL 20, 1999
                                                                                                           (DATE OF
                                                                             NINE MONTHS ENDED            INCEPTION)
                                                                             -----------------             THROUGH
                                                                       SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                           2001             2000             2001
                                                                       ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $  (23,363)      $  (15,510)      $  (47,501)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                              3,941            1,738            7,833
  Write-down of long-term investment                                         1,083            1,667            2,750
  Income tax benefit on disqualifying disposition of common
   stock options                                                               (77)
  Unrealized gain on marketable securities                                     155               --              155
  Non-cash interest receivable                                                 158               --              158
  Changes in assets and liabilities:
       Prepaid expenses and other current assets                            (1,972)          (1,689)          (6,179)
       Receivable from ESS                                                   1,551              411              978
       Receivable/payable from/to other related party                           60              (60)              --
       Inventories                                                          (1,386)          (4,401)          (3,443)
       Other assets                                                             --               (3)             (53)
       Accounts payable and accrued liabilities                                 62            3,006            3,733
       Net cash used in operating activities                               (19,711)         (14,841)         (41,646)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                     (1,754)          (4,175)         (13,487)
  Purchase of marketable securities                                         (9,389)         (44,085)        (130,177)
  Proceeds from sale of marketable securities                               27,113           22,344          120,789
  Purchase of long-term investments                                         (2,641)          (4,000)          (6,641)
                                                                        ----------       ----------       ----------
        Net cash provided by investing activities                           13,329          (29,916)         (29,516)
                                                                        ----------       ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable to related party                              (30,000)              --               --
  Proceeds from issuance of preferred stock-                                    --           27,820          142,600
  Proceeds from issuance of common stock                                        16            1,475            1,574
  Repurchase of common stock                                                  (290)            (290)
                                                                        ----------       ----------       ----------
       Net cash provided by financing activities                           (30,274)          29,295          143,884
                                                                        ----------       ----------       ----------

Net increase (decrease) in cash and cash equivalents                       (36,656)         (15,462)          72,722
Cash and cash equivalents at beginning of period                           109,378           90,500               --
                                                                        ----------       ----------       ----------
Cash and cash equivalents at end of period                              $   72,722       $   75,038       $   72,722
                                                                        ----------       ----------       ----------

SUPPLEMENTAL NONCASH FINANCING ACTIVITY:
  Issuance of note receivable in connection with issuance of common stock

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                         194                               194
                                                                        ==========                        ==========


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

NOTE 1. THE COMPANY

      Vialta, Inc. ("Vialta or The Company") was incorporated in California in April 1999. Vialta has developed a multi-purpose DVD player ("ViDVD") that offers Internet access and other features, such as CD, MP3, karaoke, and support for other audio and video formats. These features differentiate it from most DVD players currently available in the U.S. consumer market. This ViDVD player is the first product offering from Vialta's "Digital Home System" platform, which the Company anticipates will grow to support a family of multimedia Internet appliances. Vialta commenced shipments of the ViDVD through retail distribution channels in the third quarter of 2001, but no revenue will be recognized until contractual obligations under the sales agreements have been satisfied.

      On April 21, 2001, the board of directors of ESS Technology, Inc. ("ESS") approved the spin-off of ESS's interest in Vialta to ESS's shareholders. The transaction was completed on August 21, 2001 when ESS distributed approximately 50,560,328 shares of Class A common stock of Vialta, Inc., resulting in Vialta operating as a stand alone business, independent from ESS.

      On May 25, 2001, Vialta was reincorporated in the State of Delaware. As part of the reincorporation, Vialta was authorized to issue 180,000,000 shares of preferred stock, $0.001 par value per share, and 300,000,000 shares of common stock, $0.001 par value per share. All common stock and preferred stock amounts in the accompanying financial statements have been restated to give effect to the reincorporation.

      Since its inception, Vialta has been in the development stage. Vialta has been successful in completing its private equity financing with its last round totaling approximately $132.6 million. However, Vialta has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the cumulative period ended September 30, 2001, Vialta incurred a loss from operations of approximately $57.1 million (unaudited) and negative cash flows from operations of $41.6 million (unaudited). Management expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses will increase significantly from current levels because of additional costs and expenses related to marketing activities, continued expansion of operations, continued development of Vialta's web site and information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management believes that Vialta has sufficient cash, cash equivalents, and short term investments to fund its development and growth. However, in the longer term, failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on Vialta's ability to achieve its intended business objectives

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

      The accompanying financial statements include the consolidated accounts of Vialta and its wholly owned subsidiaries. The accompanying unaudited Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect only those normal recurring adjustments necessary for a fair statement of the financial position, operating results and cash flows of the Company for the periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2000 and the period from April 1999 (date of inception) through December 31, 1999, included in the Company's Form 10. The results of operations for this interim period are not necessarily indicative of the results that may be expected for any other period or for the fiscal year, which ends December 31, 2001.

Interim unaudited information

Preparing the Company's financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the close of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain reclassifications have been made to present the financial statements on a consistent basis.



Recent accounting pronouncements

 In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 does not have a significant impact on our financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The adoption of SFAS 142 will not have a significant impact on our financial position and results of operations.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002.
We are currently assessing the impact of SFAS 144 on our financial position and results of operations.

NOTE 3: RECAPITALIZATION OF EQUITY

      On July 24, 2001, Vialta was re-capitalized, pursuant to which it separated its common stock into Class A common stock with 3.8 votes per share and Class B common stock with one vote per share. Upon exchange of 5,891,000 shares of common stock for Class B common stock, Vialta issued 589,000 additional shares of Class B common stock to non-ESS common stockholders. Besides the voting power, Class A and Class B stockholders have the same rights. Vialta authorized 30,000,000 shares of preferred stock and 400,000,000 shares of common stock, 100,000,000 shares of which are designated Class A common stock, 50,000,000 of which are designated Class B common stock and 250,000,000 of which are designated non-classified common stock.

      As part of the spin-off transaction, all preferred stock owned by ESS converted to Class A common stock based on a ration of 1 to 1. All other preferred stock converted to Class B common stock based on a ratio of 1.1 to 1. As a result, 91,000,000 shares of preferred stock were converted to 60,000,000 shares of Class A common stock and 34,100,000 shares of Class B common stock.

      As part of the spin-off transaction, ESS returned 9,818,000 shares of Class A common stock to Vialta at no cost. These shares are reserved by Vialta for issuance upon exercise of stapled stock options that were granted by Vialta to ESS optionees as part of the spin-off transaction. In accordance with FIN 44, no compensation expense will result from these stock option grants.

NOTE 4. BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                           September 30,          December 31,
                                                               2001                    2000
                                                             --------                --------
INVENTORY
Raw Materials                                                $  3,327                $  1,853
Finished Goods                                                    116                     204
                                                             --------                --------
                                                             $  3,443                $  2,057
                                                             ========                ========

PROPERTY AND EQUIPMENT
Machinery and equipment                                      $  6,973                $  6,275
Furniture and fixtures                                          1,723                   1,212
Software and web site development cost                          5,026                   4,246
                                                             --------                --------
                                                               13,722                  11,733
Less:  Accumulated Depreciation                                (4,443)                 (2,503)
                                                             --------                --------
                                                             $  9,279                $  9,230
                                                             ========                ========

                                                           September 30,          December 31,
                                                               2001                    2000
                                                             --------                --------
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued payroll and compensation expenses                    $  2,422                $  2,178
Other                                                             328                      40
                                                             --------                --------
                                                             $  2,750                $  2,218
                                                             ========                ========


OTHER ASSETS
Investment                                                   $    321                $    997
Deposit                                                             3                      --
Receivable from related party                                      --                      60
                                                             --------                --------
                                                             $    324                $  1,057
                                                             ========                ========

NOTE 5. EARNINGS PER SHARE

EPS are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128, requires the Company to report both basic EPS, which are based on the weighted-average number of common shares outstanding, and diluted earnings per share, which are based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.


                                                                 Three Months Ended
                               -----------------------------------------------------------------------------------------
                                           September 30, 2001                            September 30, 2000
                               -------------------------------------------       ---------------------------------------
                                                                 Per                                              Per
                                  Net                           Share              Net                            Share
                                Income           Shares         Amount           Income            Shares         Amount
                                ------           ------         ------           ------            ------         ------
Basic and Diluted EPS          $(8,992)          67,497          $  (0.13)       $(6,154)          6,220          $(0.99)
                               -------           ======          ========        =======           =====          =====


                                                                  Nine Months Ended
                               -----------------------------------------------------------------------------------------
                                           September 30, 2001                            September 30, 2000
                               -------------------------------------------       ---------------------------------------
                                                                   Per                                              Per
                                  Net                             Share             Net                             Share
                                Income             Shares         Amount          Income           Shares          Amount
                                ------             ------         ------          ------           ------          ------
Basic and Diluted EPS          $(23,363)          $(67,201)      $  (0.35)       $(15,510)          6,220          $  (2.49)
                               ========           ========       ========        ========           =====          ========

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods indicated (in thousands):

                                                                                               As of September 30,
                                                                                            2001                 2000
                                                                                           ------               ------
Effect of common stock equivalents:
     Options outstanding                                                                   13,581                2,236
     Shares resulting from the conversion of the
      preferred stock                                                                          --               91,000
                                                                                           ------               ------
Total common stock equivalents excluded from the computation of basic and diluted earnings per share as their effect was antidilutive
                                                                                           13,581               93,236
                                                                                           ======               ======

NOTE 6. TRANSACTIONS WITH AFFILIATES

      Effective August 1, 1999, the Company entered into a Research and Development Service Agreement with ESS whereby ESS provides certain research and development services to the Company in exchange for a service fee. In addition, the Company signed a reciprocal agreement with ESS whereby Vialta provides certain non-recurring expense services for the design and development of Internet related products and technologies to ESS in exchange for a service fee. In the periods presented, the Company did not provide such services to ESS.

      Effective August 1, 1999, the Company entered into an Administrative and Management Service Agreement with ESS whereby ESS provides certain administrative and managerial services to Vialta including, without limitation, sales support, marketing support, production and logistical support, financial oversight, accounting assistance, contract review, personnel services (including training of employees) and such other general and administrative services as Vialta requires. ESS performs these services in consideration for a service fee. In addition, Vialta signed a reciprocal agreement whereby Vialta provides the services mentioned above to ESS in exchange for a service fee. In the periods presented, Vialta did not provide such services to ESS.

      Effective August 1, 1999, the Company entered into a Purchase Agreement with ESS whereby Vialta will purchase certain products from ESS.

      In January 2000, Vialta entered into an Assignment of Intellectual Property Agreement with ESS whereby Vialta paid ESS $2.0 million for the transfer of the Videophone and EnReach-based web browser technologies. Such transfer was done based on actual costs incurred.

      On August 20, 2001, Vialta re-executed certain existing agreements with ESS as a result of the spin-off of Vialta from ESS.

      On August 20, 2001, Vialta entered into a Commercial Lease Agreement with ESS whereby ESS will lease a freestanding building in Fremont, California to Vialta for a fixed monthly fee. The terms of the lease expire on December 31, 2003.

      On August 20, 2001, Vialta entered into an Employee Matters Agreement with ESS whereby Vialta will continue to provide employment and employee benefits to all active employees and former employees subject to certain limitations.

      The Company anticipates that it will continue to receive such services from ESS under the terms of the agreements. The following is a summary of major transactions that resulted in charges by ESS to Vialta for the periods presented (in thousands):

                                                                 Three Months Ended                     Nine Months Ended
                                                                 ------------------                     -----------------
Intercompany Agreements                                   September 30,       September 30,       September 30,      September 30,
-----------------------                                   -------------       -------------       -------------      -------------
                                                              2001                2000                2001                2000
                                                             ------              ------              ------              ------
Research and Development Service Agreement                   $  626              $  672              $1,896              $2,326
Administrative and Management Service Agreement                 848                 745               3,000               2,576
Assignment of Intellectual Property Agreement                    --                  --                  --               2,000
Purchase Agreement                                               --                 245               1,127               1,003
Commercial Lease Agreement                                   $  155              $   --              $  155              $   --
                                                             ------              ------              ------              ------
Total                                                        $1,629              $1,662              $6,178              $7,905
                                                             ======              ======              ======              ======

NOTE 7.  SEGMENT AND GEOGRAPHIC INFORMATION

Vialta operates as one segment. Information about long-lived assets is as follows (amounts in thousands):

                                                         September 30,        December 31,
                                                             2001                 2000
                                                            ------              -------
United States                                               $8,661              $ 9,362
Hong Kong                                                       40                   32
Canada                                                         902                  833
                                                            ------              -------
Total long-lived assets, excluding investments              $9,603              $10,227
                                                            ======              =======

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "FUTURE PERFORMANCE AND RISK FACTORS" AND DISCUSSED MORE FULLY IN OUR REGISTRATION STATEMENT ON FORM 10 FILED MAY 25, 2001 AND LAST AMENDED ON AUGUST 6, 2001. THIS FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO IN ITEM 1 OF THIS QUARTERLY REPORT AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND 1999 CONTAINED IN SUCH FORM 10.

OVERVIEW

      We were incorporated as a wholly-owned subsidiary of ESS on April 20, 1999. We have developed a multi-featured DVD player that offers Internet access and other features that differentiate it from most DVD players currently available in the U.S. consumer market. Our ViDVD player is the first product offering from our "Digital Home System" platform, which we anticipate will grow to support a family of multimedia Internet appliances, as well as a complementary system for the delivery of home entertainment content. The ViDVD is a multi-purpose home entertainment device that enables consumers to play DVD, CD, MP3, karaoke, Kodak Picture CD and other audio and video formats and to browse the Internet through their television. The ViDVD also will be compatible with our proprietary, encrypted ViMedia discs, which will provide consumers with the opportunity to select and purchase one or more selections from a variety of videos, karaoke titles and other home entertainment content. Our goal is to make the ViDVD the centerpiece of consumers' home entertainment systems, combining Internet access with the features of several current consumer electronics devices into a single affordable product.

      We have had no revenues from operations and have historically used vendor credit and private offerings of convertible preferred stock and common stock to fund our operations and provide for capital requirements during our development stage. For the three months ended September 30, 2001 and September 30, 2000, we had net losses of $9.0 million and $6.2 million, respectively, and expect to continue to incur losses in the fourth quarter of 2001. The losses reflect our cash burn rate for the periods indicated. From inception through September 30, 2001, we had a net loss of $47.5 million. We commenced shipments of the ViDVD during the third quarter of 2001 and, as a result, experienced a significant increase in working capital requirements due to internal and channel inventory requirements, which were partially offset by extended credit terms from suppliers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000

      The following table discloses key elements of the statements of operations, expressed as a percentage of total operating expenses.

                                                     THREE MONTHS ENDED
                                                     ------------------
                                            SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
Operating expenses:
   Research and development                       62.6 %               57.6 %
   Sales and marketing                              9.7                 12.6
   General and administrative                      27.7                 29.8
                                                  -----                -----
       Operating loss                             100.0 %              100.0 %

Non-operating income (expense), net                (3.4)                 4.1
                                                  -----                -----
Loss before income tax benefit                    103.4                 95.9
Income tax benefit                                   --                  1.0
                                                  -----                -----
Net loss                                          103.4 %              94.9 %
                                                  =====                =====


      Research and Development. Research and development expenses were $5.4 million for the three months ended September

30, 2001, or 62.6% of operating expenses, compared to $3.7 million, or 57.6% of operating expenses for the three months ended September 30, 2000. The increase was primarily in payroll and related expenses due to increased headcount and operating supplies as we have expanded development efforts. We expect research and development spending to be lower in future periods since we have completed the core development of our first series of products.

      Sales and Marketing. Sales and marketing expenses were $0.8 million for the three months ended September 30, 2001, or 9.7% of operating expenses, compared to approximately $0.8 million, or 12.6% of operating expenses, for the three months ended September 30, 2000. Increases in payroll and marketing expenses due to increased headcount and product introduction were offset by lower infrastructure allocations. We expect sales and marketing spending to increase in future periods as we increase our sales and marketing activities for brand and channel development.

      General and Administrative. General and administrative expenses were $2.4 million for the three months ended September 30, 2001, or 27.7% of operating expenses, compared to $1.9 million, or 29.8% of operating expenses, for the three months ended September 30, 2000. The increase was primarily due to increases in payroll and other expenses due to increased headcount and administrative fees as we have supported expanded development efforts. We expect general and administrative expense spending to increase in future periods as we continue to build our infrastructure to meet our administrative and operational needs as a stand-alone company.

      Non-operating Income (Expense). Net non-operating expense was $0.3 million for the three months ended September 30, 2001 compared to net non-operating income of $0.3 million for the three months ended September 30, 2000. Net non-operating income consists primarily of net interest income and loss on investments. Net interest income totaled $0.8 million and $1.9 million for the quarters ending September 30, 2001 and 2000, respectively. The decrease in net interest income was due to lower cash balances for the three months ended September 30, 2001.

      Interest income was offset by a write off of investments in the amount of $1.1 million in the third quarter of 2001. In the third quarter of 2000, we wrote off an investment in the amount of $1.7 million. In both instances, we wrote off investments because we concluded that the investments had suffered an other than temporary decline in value based on our assessment of the financial condition of the companies in which we had invested and the markets that they serve.

      Income Tax Provision (Benefit). Because of pre-tax losses, there was no provision for income taxes for the three months ended September 30, 2001 compared to recording an income tax benefit of $65,000 for the three months ended September 30, 2000. The income tax benefit for the three months ended September 30, 2000 was a reimbursement of $65,000 from ESS pursuant to tax arrangements between ESS and us as a result of ESS realizing a tax benefit for utilizing our net operating losses in the three months ended September 30, 2000. No tax benefit has been recognized during the three months ended September 30, 2001 since ESS does not expect to benefit during 2001 from our net operating losses. Also, we do not expect any tax expenses during 2001 because we do not anticipate any net taxable income during this year.

      Net Loss. We incurred a net loss of $9.0 million for the three months ended September 30, 2001, compared to $6.2 million for the three months ended September 30, 2000. The $2.8 million increase in net loss was primarily due to increased operating expenses associated with ourgoing into production with ViDVD, increased development in ViMedia and internal infrastructure.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000

      The following table discloses key elements of the statements of operations, expressed as a percentage of total operating expenses.

                                               NINE MONTHS ENDED
                                               -----------------
                                       SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
Operating expenses:
   Research and development                  60.5 %               66.3 %
   Sales and marketing                       11.8                  9.8
   General and administrative                27.7                 23.9
                                             ----                 ----
       Operating loss                        100.0 %              100.0 %

Non-operating income, net                     7.8                 22.5
                                             ----                 ----
Loss before income tax benefit               92.2                 77.5
Income tax benefit                             --                  1.0
                                             ----                 ----
Net loss                                     92.2 %               76.5 %
                                             ====                 ====

      Research and Development. Research and development expenses were $15.3 million for the nine months ended September 30, 2001, or 60.5% of operating expenses, compared to $13.4 million, or 66.3% of operating expenses for the nine months ended September 30, 2000. The increase was primarily due to increases in payroll and related expenses due to increased headcount and operating supplies as we have expanded development efforts. The increase was offset by a nonrecurring purchase of technology from ESS, then a related party, in the amount of $2.0 million in the first quarter of 2000. We expect research and development spending to be lower in future periods since we have completed the core development of our first series of products.

      Sales and Marketing. Sales and marketing expenses were $3.0 million for the nine months ended September 30, 2001, or 11.8% of operating expenses, compared to $2.0 million, or 9.8% of operating expenses, for the nine months ended September 30, 2000. The increase was primarily due to increases in payroll and marketing expenses due to increased headcount and product introduction. We expect sales and marketing spending to increase in future periods as we increase our sales and marketing activities for brand and channel development.

      General and Administrative. General and administrative expenses were $7.0 million for the nine months ended September 30, 2001, or 27.7% of operating expenses, compared to $4.9 million, or 23.9% of operating expenses, for the nine months ended September 30, 2000. The increase was primarily due to increases in payroll and other expenses due to increased headcount and administrative fees as we have supported expanded development efforts. We expect general and administrative expense spending to increase in future periods as we have built our infrastructure to meet our administrative and operational needs as a stand-alone company.

      Non-operating Income. Net non-operating income was $2.0 million for the nine months ended September 30, 2001 compared to $4.6 million for the nine months ended September 30, 2000. Net non-operating income consists primarily of net interest income and loss on investments. Net interest income fell to $3.1 million for the nine months ended September 20, 2001 from $5.9 million for the nine months ended September 30, 2000. The decrease in net interest income was due to lower cash balances for the nine months ended June 30, 2001.

      Partially offsetting interest income were investment write offs in an amount of $1.1 million for the nine months ending September 30, 2001 and $1.7 million for the nine months ending September 30, 2000. We wrote these investments off because we concluded that the investments had suffered an other than temporary decline in value based on our assessment of the financial condition of the companies in which we had invested and the markets that they serve.

      Income Tax Provision (Benefit). Because of pre-tax losses, there was no provision for income taxes for the nine months ended September 30, 2001 compared to recording an income tax benefit of $195,000 for the nine months ended September 30, 2000. The income tax benefit for the nine months ended September 30, 2000 was a reimbursement of $195,000 from ESS pursuant to tax arrangements between ESS and us as a result of ESS realizing a tax benefit for utilizing our net operating losses in the nine months ended September 30, 2000. No tax benefit has been recognized during the nine months ended September 30, 2001 since ESS does not expect to benefit during 2001 from our net operating losses. Also, we do not expect any tax expenses during 2001 because we do not anticipate any net taxable income during this year.

      Net Loss. We incurred a net loss of $23.4 million for the nine months ended September 30, 2001, compared to $15.5 million for the nine months ended September 30, 2000. The $7.9 million increase in net loss was primarily due to increased operating expenses associated with our going into production with ViDVD, increased development of ViMedia and internal infrastructure coupled with lower interest income associated with lower cash balances for the nine months ending September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2001, we had $82.1 million in cash, cash equivalents and marketable securities compared to $136.5 million as of December 31, 2000, representing a decrease of $54.4 million. The December 31, 2000 figure includes proceeds from a $30.0 million loan from a related party controlled by Annie M.H. Chan, the spouse of Fred S.L. Chan, our Chairman. The $30.0 million short-term loan along with $194,000 in accrued interest was repaid in January 2001.

      Our principal sources of liquidity were cash, cash equivalents and short-term investments. Net cash used in operating activities was approximately $19.7 million and $14.8 million for the nine months ended September 30, 2001 and September 30, 2000, respectively, representing an increase of approximately $4.9 million. The increase was primarily due to increased operating expenses incurred by us in our efforts to complete development of our first commercial products and prepare for the product launch by September 2001. For the nine months ended September 30, 2001 and 2000, we incurred net losses of $23.4 million and $15.5 million, respectively, and we expect to continue to incur losses in the fourth quarter of 2001. The losses reflect our cash burn rate for the periods indicated. We began shipment of our first product during the third quarter of 2001 and, as a result, we experienced a significant increase in working capital requirements due to internal and channel inventory requirements, which increases were partially offset by extended credit terms from suppliers.

      The Company generated $13.3 million net cash through its investing activities for the nine months ended September 30, 2001. The Company's cash increased by $27.1 million through its sale of marketable securities and decreased by $9.4 million through its purchase of marketable securities.

      The Company used $30.3 million net cash through its financing activities for the nine months ended September 30, 2001. The Company's cash decreased by $30.0 million due to repayment of a note payable to related party and by $290,000 due to repurchase of common stock.

      We believe that our existing cash and cash equivalents as of September 30, 2001 will be sufficient to fund acquisitions of inventory, property and equipment and provide adequate working capital through at least the 12-month period ending September 30, 2002. However, to achieve our longer term goals of introducing additional products and services to consumers beyond September 30, 2002, we believe we will need to raise additional capital, which may not be available on acceptable terms, if at all. Capital expenditures for the 12-month period ending September 30, 2002 are anticipated to be approximately $24.0 million to be used primarily for the acquisition of media content licenses and capital equipment. Net inventory build requirements are expected to be approximately $25.5 million during the 12-month period ending September 30, 2002. We may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies and media content which may significantly increase our planned requirements for capital. In addition, from time to time, in the ordinary course of business, we may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.

      We have historically used vendor credit as well as private offerings of convertible preferred stock and common stock to fund operations and provide for capital requirements during the development stage. We believe our current cash and cash equivalents together with future private and public equity offerings, as well as private debt offerings including bank financing and credit lines and leases will be sufficient to fund future operations plus planned and unplanned capital and investment activities. However, the price per share of any future equity-related financing will be determined at about the time the offering is made and cannot be determined or anticipated at this time. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of current stockholders. We cannot assure you that additional financing will be available or that, if available, it can be obtained on terms favorable to us and our stockholders. If adequate funds are not available if and when needed, we would be required to delay, limit or eliminate some or all of our proposed operations.

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 does not have a significant impact on our financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The adoption of SFAS 142 will not have a significant impact on our financial position and results of operations.

      On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. We are currently assessing the impact of SFAS 144 on our financial position and results of operations.

FUTURE PERFORMANCE AND RISK FACTORS

   Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below.

IF OUR RETAIL LAUNCH IS UNSUCCESSFUL, OR IF THE VIDVD DOES NOT ACHIEVE BROAD MARKET ACCEPTANCE, WE MAY NOT BE ABLE TO CONTINUE OPERATING OUR BUSINESS.

      Our success is highly dependent upon a successful retail launch of our initial Digital Home System product, the ViDVD, which began shipping in the third quarter of 2001. A successful retail launch requires, among other things, that we:

      - coordinate all of the logistical elements necessary to complete the launch in a timely manner;

      -     educate consumers on the benefits of the ViDVD;

      - commit a substantial amount of human and financial resources to secure partnerships supporting the retail distribution of the ViDVD and our related ViMedia content delivery service;

      - develop our own sales, marketing and support activities with targeted customers; and

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

      We are a development stage enterprise that is still in the process of developing and introducing our first product. We have not recognized any revenue, have incurred significant losses and have had substantial negative cash flow. As of September 30, 2001, we had an accumulated deficit of $47.5 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to lose money for the foreseeable future. Although the size of these net losses will depend in part on the success of our product launch, the growth in sales of our products and services and the rate of increase in our expenses, our losses have been increasing and are expected to continue to increase in future periods. With increased expenses, our need to generate significant revenues to achieve profitability. Several factors, including market acceptance, competitive factors and our ability to successfully develop and market our ViMedia content delivery service, make it impossible to predict with any degree of assurance when or whether we will generate sufficient revenues to attain profitability. Consequently, we may never achieve significant revenues or profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

IF THE INTERNAL REVENUE SERVICE DETERMINES THAT ESS' DISTRIBUTION OF OUR STOCK TO ITS SHAREHOLDERS DOES NOT QUALIFY AS A TAX-FREE DISTRIBUTION, THEN ESS WILL TREAT THE DISTRIBUTION AS A TAXABLE DISTRIBUTION AND RECIPIENTS OF OUR STOCK IN THE DISTRIBUTION MAY BE REQUIRED TO PAY INCOME TAXES AS A RESULT OF RECEIVING THE STOCK.

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

      To emerge from the development stage, introduce our follow-on products and services and sustain and grow our business, we must continue to make significant investments in research and development to develop, enhance and market our products and services. We will also need significant working capital to take advantage of future opportunities and to respond to competitive pressures or unanticipated requirements. We expect that our existing capital resources will be sufficient to meet our cash requirements through September 30, 2002, although our current resources could be exhausted more quickly depending on the payment terms that we are able to negotiate with our vendors and suppliers and our success in collecting on accounts receivable. The magnitude of our future capital requirements will depend on many factors, including, among others, product development expense levels, investments in working capital, and the amount of income generated by operations. When we do need to raise additional capital, that capital may not be available on acceptable terms, or at all. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or even continue operating our business.

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

SINCE THE DISTRIBUTION OF OUR STOCK BY ESS TECHNOLOGY, INC. TO ITS SHAREHOLDERS, WE WILL NO LONGER BE ABLE TO RELY ON ESS AS A MAJOR SOURCE OF CAPITAL FUNDING, WHICH COULD LIMIT OUR ABILITY TO GROW OR SUSTAIN OUR BUSINESS.

      We have traditionally relied on ESS as a major source of capital funding. Following the completion of the distribution (which occurred on August 21, 2001), ESS ceased being a majority stockholder of us and may choose to no longer provide funding to us. Even if ESS were to choose to provide additional funding to us in the future, ESS may not have funds available to provide such funding or may not choose to provide such funding on terms favorable to us and our stockholders. As our business continues to grow, we will need to raise additional capital, which may not be available on acceptable terms, or at all. If we cannot raise necessary additional capital on acceptable terms, we may not be able to grow or sustain our business.

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

OUR LIMITED OPERATING HISTORY MAY MAKE IT DIFFICULT FOR US OR INVESTORS TO EVALUATE TRENDS AND OTHER FACTORS THAT AFFECT OUR BUSINESS.

      We were incorporated in April 1999 and our operations to date have consisted primarily of product development efforts. To date, we have only manufactured and shipped a limited number of commercial ViDVD units. In addition, we have only entered into a limited number of agreements to acquire the content to be delivered as part of our ViMedia content delivery service, and no ViMedia discs have been distributed. As a result of our limited operating history, our historical financial and operating information is of limited value in evaluating our future operating results. In addition, any evaluation of our business and prospects must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets. For example, it may be difficult to accurately predict our future revenues, costs of revenues, expenses or results of operations. The ViDVD, the ViMedia content delivery service and our other anticipated Digital Home System products and services represent new product and service offerings for most consumers, and it may be difficult to predict the future growth rate, if any, or size of the market for those products and services. We may be unable to accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected, which could cause the price of our stock to decline.

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

      The multimedia appliance industry in particular is characterized by rapid technological innovation and intense price competition, and the competition for consumer spending and acceptance is intense. The ViDVD will compete directly with several other currently available or soon to be introduced multimedia appliance offerings from major consumer electronics manufacturers, such as Compaq, Hewlett Packard and Samsung, and with products developed by smaller companies, including the Neon, nReady and TVPC products. Like the ViDVD, nearly all of these products accommodate media in DVD, CD and MP3 format, many offer Internet access capabilities, and some include a karaoke feature.

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

WE EXPECT THE AVERAGE SELLING PRICES OF OUR DIGITAL HOME SYSTEM PRODUCTS TO DECREASE, WHICH MAY REDUCE OUR GROSS MARGINS AND/OR REVENUE.

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

      With the exception of one retailer, we have not yet entered into agreements with the distributors and retailers that we expect to sell our products and services, and we may not be able to retain or attract a sufficient number of qualified distributors and retailers. In establishing relationships with distributors and retailers, we may be forced to accept arrangements under which we will not receive payment for our products until these products are sold to end users. Even though product shipments began in the third quarter of 2001, under Staff Accounting Bulletin No. 101 issued by the Securities and Exchange Commission, the recording of revenues will be delayed depending on the terms of such shipments and our ability to estimate potential returns and future price adjustments. We may also have to enter into revenue sharing or other arrangements with these distributors and retailers in order to provide additional incentives for such entities to actively market our products. In addition, we expect that our distributors and retailers will sell products and services offered by our competitors. If our competitors offer our distributors and retailers more favorable terms or have more products available to meet their needs, those distributors and retailers may decline to carry our products and services. Other retailers may decline to carry our products because they believe the ViDVD and the potential complementary ViMedia content delivery service will decrease their sales of content such as DVDs and CDs. Further, even if they do carry our products, distributors and retailers may not recommend, or continue to recommend, those products. If we are unable to maintain successful relationships with distributors and retailers or to expand our distribution channels, our business will suffer.

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

IF WE LOSE KEY MANAGEMENT PERSONNEL, WE MAY NOT BE ABLE TO SUCCESSFULLY OPERATE OUR BUSINESS.

      Our future performance will be substantially dependent on the continued services of our senior management, especially our Chairman , Fred S.L. Chan, our President and Chief Executive Officer, Didier Pietri, and other key personnel. The loss of any members of our executive management team and our inability to hire additional executive management could harm our business and results of operations. We employ our key personnel on an at-will basis. We intend to obtain key person insurance for Mr. Chan, but we do not maintain key person insurance policies on any of the other members of our executive management team.

IF WE ARE UNABLE TO ATTRACT AND RETAIN THE QUALIFIED PERSONNEL REQUIRED TO TIMELY AND COST-EFFECTIVELY IMPLEMENT NEW ADMINISTRATIVE SYSTEMS TO REPLACE THE PORTIONS OF ESS' ADMINISTRATIVE INFRASTRUCTURE ON WHICH WE CURRENTLY RELY, OUR BUSINESS COULD BE HARMED.

      We currently use duplicated versions of ESS' systems to support our operations, including systems to manage human resources, accounting, payroll and internal computing operations. Following ESS' distribution of our stock to its shareholders, ESS has no obligation to provide assistance to us other than the interim services which are provided by ESS pursuant to a transition services agreement between us and ESS. These interim services include, among others, information technology systems, human resources, administration, product order administration, customer service, buildings and facilities, and legal, finance and accounting services.

      Over the next several months, we will be implementing new systems to replace the duplicated versions of ESS' systems, and we expect to have fully independent systems in place by the in 2002. The implementation of these new information systems will require the services of employees with extensive knowledge of these information systems and the business environment in which we operate. In order to successfully implement and operate our systems, we must be able to attract and retain a significant number of qualified employees. If we fail to attract and retain the qualified personnel required to implement, maintain and operate our information systems, our business could suffer. Even if we are able to attract and retain the required personnel, we may not be successful in implementing the new systems and transitioning data from the duplicated versions of ESS' systems to our new systems. Any failure or significant downtime in ESS' or our own information systems could harm our business.

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

CONFLICTS OF INTEREST MAY ARISE BECAUSE TWO OF OUR DIRECTORS, INCLUDING OUR CHAIRMAN , WHO WILL OWN SECURITIES OF BOTH ESS AND US AND THESE TWO DIRECTORS ALSO SERVE AS DIRECTORS OF ESS.

      Fred S.L. Chan, our Chairman, owns a significant amount of ESS stock and our stock and options to purchase ESS stock and our stock. In addition, Matthew
K. Fong, a member of our board of directors, owns ESS stock and options to purchase ESS stock. These individuals will receive additional shares of our stock in ESS' distribution of our stock to its shareholders. Mr. Chan is the Chairman and a board member of ESS. These factors could create, or appear to create, potential conflicts of interest when these directors and executive officers are faced with decisions that could have different implications for ESS and us.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Interest Rate Risks. We invest in short-term investments. Consequently, we are exposed to fluctuation in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for sale, and at September 30, 2001, are recorded at market values.

      Foreign Exchange Risks. Because our products are manufactured primarily in Asia, we are exposed to market risk from changes in foreign exchange rates, which could affect its results of operations and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, our product sales and all of our arrangements with our third party manufacturers and component vendors are denominated in U.S. dollars. We do not engage in any currency hedging activities.

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

      In August 2001, Professional Staffing Corporation ("PSC") filed a lawsuit against the Company in The Superior Court of California, County of Alameda, Case No. 2001-22331, alleging causes of action for breach of contract and fraud. The Company has answered the complaint by way of a Demurrer, which is scheduled to be heard on December 4, 2001. In the past, PSC has provided temporary information technology workers to the Company on an ongoing basis, and prior to the suit being filed, the Company in July voluntarily withheld payment to PSC on $92,095.00 of outstanding invoices pending the results of an in-house audit. The Company believes that PSC has in fact breached the contract and that the Company may have been substantially overcharged for services provided by PSC. This matter is in pre-trial discovery and currently there is no date set for trial. The Company will vigorously defend the litigation, and is engaging in settlement negotiations.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 20, 2001, holders of a majority of Vialta stock amended and restated the Company's certificate of incorporation such that (i) the Company has the authority to issue up to 400,000,000 shares of common stock at par value of $0.001 per share, of which 100,000,000 shares shall be designated Class A common stock, 50,000,000 shares shall be designated Class B common stock and 250,000,000 shares shall be designated non-classified common stock and (ii) 30,000,000 shares of preferred stock at par value $0.001. The majority of shareholders approved of the adoption of amended and restated bylaws. The majority of shareholders also adopted the 2001 employee stock purchase plan.

      On July 23, 2001, holders of a majority of outstanding shares of capital stock approved the 2001 nonstatutory stock option plan whereby 8,939,219 shares of repurchased stock may be issued upon exercise of options granted under the plan.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits. None.

      (b) Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended September 30, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VIALTA, INC. (Registrant)


Date:   November 9, 2001      By:  /s/    Fred S.L. Chan
                                   ---------------------------
                                   Fred S.L. Chan
                                   Chairman
                                   (Principal Financial and Accounting Officer)