Form 10-K405
period 2001-12-31
VIALTA INC
filed 2002-03-27
CIK 1141363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year ended December 31, 2001

or

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from: to: .

Commission file number 0-32809

Vialta, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3337326
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

48461 Fremont Boulevard

Fremont, California 94538
(Address, including zip code, of Registrant’s principal executive offices)

(510) 870-3088

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendments to this Form 10-K.     ☑

      The number of outstanding shares of the registrant’s Class A common stock, par value $0.001 per share, on March 8, 2002 was 44,947,115 shares. The number of outstanding shares of the registrant’s Class B common stock, par value $0.001 per share, on March 8, 2002 was 40,580,375 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Vialta’s definitive proxy statement relating to its 2002 annual meeting of stockholder to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Form 10-K Report.

VIALTA, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2001

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements that involve risks and uncertainties. All statements contained in this report that are not purely historical could be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “intend,” “continue,” and similar expressions, are intended to identify forward-looking statements. These forward-looking statements might include, without limitation, projections of our future financial performance, our anticipated growth and anticipated trends in our businesses; the features, benefits and advantages of our products; the development of new products, enhancements or technologies; business and sales strategies; developments in our target markets; matters relating to distribution channels, proprietary rights, facilities needs, competition and litigation; future gross margins and operating expense levels; and capital needs. These statements reflect the current views of Vialta or its management with respect to future events and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions proved incorrect, our actual results, performance or achievements in fiscal 2002 and beyond could differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to material differences include, but are not limited to, those discussed below in Item 7 under the heading “Other Factors That May Affect Our Business and Future Results” and the risks discussed in our other filings with the Securities and Exchange Commission. We encourage you to read that section carefully. You should not regard the inclusion of forward-looking information as a representation by us or any other person that the future events, plans or expectations contemplated by us will be achieved. Vialta undertakes no obligation to release publicly any updates or revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

ii

PART I

Item 1:     Business

      Vialta develops and markets consumer electronics products designed to maximize the advantages of digital technology in a convenient, affordable and easy-to-use manner. Over the last 3 years, we have witnessed the advance of digital technology in consumer electronics — from music CDs to MP3 discs, from DVDs to digital photo CDs, and of course the Internet. Vialta is positioning itself to take advantage of this evolutionary transition from analog to digital, by providing products and services that combine good value with high performance and convenience.

      Vialta’s ViDVD is a multimedia DVD player capable of playing disc content in a variety of audio and video formats, as well as providing Internet access through an easy-to-use interface. The ViDVD player is the first product offering to utilize Vialta’s digital home entertainment platform, which consists of Vialta’s proprietary operating system and related software. We anticipate that this platform will grow to support a family of Vialta-branded products as well as other brands licensed to use the platform architecture and technology. We expect that this digital home entertainment platform will also serve as the backbone of a new, more convenient entertainment-on-demand home delivery system that is scheduled to be launched in 2002 with ViMagazine. Furthermore, to help facilitate the Internet aspect of the platform, Vialta has established ViZip, its own Internet service provider (ISP) and made it available to all ViDVD users.

      Vialta is also developing, as part of its consumer electronics focus, a sleek, high-profile, “plug and play” personal video station, known as BEAMER. BEAMER allows consumers to transform their standard phone into a videophone, delivering a live motion color video picture over regular phone lines at no additional cost to a regular call.

      Vialta’s goals are to make ViDVD the primary component in the digital home entertainment system utilized by consumers, to provide consumers with entertainment content through ViMagazine, and to continue developing and marketing additional digital consumer electronics products for consumers, such as BEAMER.

      Vialta was incorporated in April 1999 as a subsidiary of ESS Technology, Inc. In May 2001, Vialta was reincorporated in Delaware and was subsequently spun off by ESS as a distribution to its shareholders in August 2001.

      See Item 8 “Financial Statements and Supplementary Data” for additional financial information regarding our business.

Recent Developments

      Vialta has made significant acquisitions of content for ViMagazine, having announced two major agreements in the first quarter of 2002. In January, Vialta signed a licensing deal with Artisan Home Entertainment, a leading independent producer and distributor of theatrical, television and home entertainment product. This agreement allows Vialta to include content from Artisan’s library of more than 7,000 titles on ViMagazine. These titles encompass a wide range of genres, from award-winning movies like “The Piano” and “On Golden Pond”, to action adventure blockbusters like “Terminator 2: Judgment Day” and “Basic Instinct”, to popular ones like “Dirty Dancing”. In March, Vialta announced an agreement with EMI-Capitol Music, a division of EMI Recorded Music, the world’s third largest record company to license 200 tracks to be included in future ViMagazine releases. ViMagazine is scheduled to launch in summer 2002.

Products and Services

      The ViDVD player is a multimedia player that enables consumers to play DVDs, MP3s and music CDs, and other audio and video formats including ViMagazine, which uses Vialta’s proprietary ViMedia technology. All ViDVDs allow users to access the Internet, play music CD-R and CD-R/ W discs, and support ID3 tags. They also are full-featured karaoke players with vocal assist, pitch and echo controls, and are able to support DVD, VCD and CD+G karaoke disc formats. ViDVD’s digital photo feature enables consumers to view JPEG format files stored on a CD-R and CD-R/ W disc, in addition to Kodak Picture CDs. Both the Vi220 model (launched in the fall of 2001) and the Vi330 model (scheduled to launch in the summer of 2002) offer a choice of two sets of accessories for each model. One set is a wireless, full-size keyboard, separate remote control and microphone. The other option is a compact, combination keyboard/remote control and a microphone.

      The Vi220 and the Vi330 support both Dolby Digital® and DTS® Surround Sound, and are loaded with features including optical and coaxial audio outputs, and composite, S-video and component video outputs. The Vi330 model is designed to add progressive scan to all the other features included in the Vi220.

      In addition, we expect that the new Vi330 model will come equipped with a CompactFlash card reader, so users can take the CompactFlash card directly from their digital camera and insert it into the ViDVD player for viewing, bypassing the PC and the need to create a CD-R or CD-RW disc.

      Consumers can access the Internet via their television screen with ViDVD’s built-in dial-up modem. To further expedite the entire Internet search process, Vialta created a Web Guide to over 1500 popular sites, making many of the most frequently utilized sites only a few clicks away. ViDVD uses a proprietary browser, coupled with a user-friendly interface to provide easy access to various functions including basic e-mail applications. Another Internet-related customer benefit is the ability to download Vialta software upgrades directly to the ViDVD player.

      While ViDVD’s Internet capability works with most standard, non-proprietary Internet service providers (ISPs) including Earthlink and MSN, ViDVD owners can choose to utilize ViZip, Vialta’s own ISP. ViDVD does not support AOL since it is a proprietary ISP. ViZip’s pricing is believed to be competitive with all the major ISP players, and offers two service options — as an ISP for the ViDVD player or the ViDVD and a PC.

      The BEAMER Personal Video Station is expected to transform a regular phone into a videophone using a fixed-focus camera that will deliver a live motion color video over an existing phone line at no additional cost. It is being designed with an LCD screen that we anticipate will offer three viewing options (the calling party, the receiving party, or picture-in-picture), a variable hinge for an optimum viewing angle, an anti-glare frame and a weighted skid-proof base.

Sales and Marketing

      Vialta relies on combination of a direct sales force and independent sales representatives to market its product to retailers throughout the U.S. Vialta anticipates that retail stores will be the dominant distribution channel for the ViDVD and is working to increase the number of retail partners carrying the Vialta product line. In addition, in January 2002, Vialta announced an agreement with Apex Digital, the No. 2 seller of DVD players in the U.S. If Apex manufactures and sells Apex-branded ViDVD players pursuant to the agreement, we could significantly increase the number of locations carrying the Vialta product line. Vialta products may also be purchased directly by consumers through an on-line store available on Vialta’s web site.

      To build retailer demand and acceptance, Vialta is concentrating on a three-pronged publicity campaign. Vialta will put equal emphasis on generating press from industry analysts, trade reporters and the general consumer media in addition to pursuing speaking opportunities and product reviews. Whenever possible, Vialta will combine branding with product promotion opportunities.

Customer Service and Support

      Vialta is committed to an intensive System Quality Assurance program as an integral part of product development and customer satisfaction. Vialta believes that customer service and technical support play a crucial role in developing long-term customer satisfaction and establish brand loyalty. Building brand loyalty also directly impacts product development, since it helps to facilitate honest customer feedback and positive criticism. Vialta intends to work closely with end users to improve existing products and develop new products that address their digital home entertainment needs. Vialta has established call centers in Toronto,

Canada and at its worldwide corporate headquarters in Fremont, California. Vialta employs 8 people in service and support functions.

Product Development

      Vialta’s development efforts focus on bringing affordable digital technology products to the consumer. This means designing and developing with key input resulting from market research. Vialta believes these efforts will allow it to introduce new and improved products in a timely manner at competitive prices, and may help to establish and grow its market share in the consumer electronics industry.

      Vialta’s engineers are currently developing improvements to the operating system software that supports its digital home entertainment platform. Vialta is also focusing efforts on developing communication frameworks, payment architecture, content delivery architecture, digital rights management, and additional features and performance enhancements for the ViDVD. Vialta’s engineers are also engaged in the development of new digital home entertainment products as well as future generations of the ViDVD.

      Vialta’s has 85 employees in research and development as of December 31, 2001. Research and development expenses were approximately $25.3 million, $19.6 million and $1.4 million for the years ended December 31, 2001, December 31, 2000 and for the period from April 20, 1999 (Date of Inception) through December 31, 1999.

      In August 1999, Vialta entered into two research and development agreements with ESS Technology, which specify the terms under which Vialta and ESS will provide each other with product development services. These agreements provide that Vialta will own any technology developed under these agreements with respect to its videophone and web browser businesses. The terms of the research and development agreements will be superceded by the master technology ownership and license agreement to be entered into by ESS and Vialta prior to the distribution.

Intellectual Property

      Vialta relies on a combination of patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with Vialta’s employees, customers, partners and others to protect its proprietary rights. Vialta has filed two patent applications, one to cover ViDVD proprietary functions and digital encoder and decoder solutions and another to cover audio compression technology. In addition, Vialta has filed similar applications in Taiwan and with the patent cooperation treaty, which reserves the right to file in foreign countries. To date, none of the patents have been issued.

      Vialta has filed trademark applications in the U.S., Brazil, Canada, China, the European Union, Hong Kong, Japan, Singapore and Taiwan. The marks for which Vialta has filed applications include the Vialta logo, ViDVD, ViMedia, ViMag, ViMagazine, ViAudio, ViOS and ViZip.

      In connection with the spin-off of Vialta by ESS, ESS and Vialta entered into a master technology ownership and license agreement, pursuant to which ESS and Vialta acknowledged the specific technology and trademarks related to Vialta’s business that are owned by Vialta. At the time of its formation, Vialta entered into several intellectual property agreements with ESS. It purchased from ESS all of ESS’ proprietary rights and benefits conferred under U.S. laws with respect to its videophone business and web browser business. Vialta also entered into two research and development agreements, under which Vialta and ESS provide each other with product development services. The master technology ownership and license agreement supercedes prior intellectual property and research and development agreements between ESS and Vialta. In addition, Vialta entered into a purchase agreement under which ESS agreed to provide Vialta with semiconductor products. See “Related Party Transactions — Separation Agreements between ESS and Vialta” beginning on page 37.

Manufacturing

      Vialta develops all of its products internally and outsources manufacturing. Vialta’s self-branded ViDVDs are currently manufactured by two manufacturing vendors located in China. We believe that these vendors will provide us with sufficient manufacturing capacity. Vialta’s quality assurance engineers are on-site at the manufacturing locations. Vialta outsources import and export logistics, including clearance of Chinese and U.S. customs, ocean freight, warehousing and all shipments to retail distribution centers, individual retailers and individual customers purchasing ViDVDs online.

Seasonality

      We expect that Vialta’s operating results will be subject to seasonality and to quarterly and annual fluctuations. Domestic consumer electronic product sales have traditionally been much higher during the holiday shopping season than during other times of the year. As a result, we anticipate that Vialta’s sales will be higher in the third and fourth quarters than in the first and second of each year.

Competition

      Vialta competes in the consumer electronics market with its ViDVD product, which is intensely competitive and rapidly evolving. The ViDVD competes directly with several other currently available or soon to be introduced home entertainment products from major consumer electronics manufacturers, such as Apex, Mintek, Toshiba and Samsung, and with products developed by smaller companies, including the i2DVD, Neon, nReady and TVPC products. Like the ViDVD, nearly all of these products accommodate media in DVD, CD and MP3 format, many offer Internet access capabilities, and some include a karaoke feature.

      Most of these products are already widely available through retail distribution channels, and many of these products are already familiar to and accepted by consumers. Although these products generally lack the expanded functionality of the ViDVD and other competing multimedia appliances, most of the manufacturers and distributors of these competing home entertainment products have substantially greater brand recognition, market presence, distribution channels, advertising and marketing budgets and promotional and other strategic partners than Vialta.

      In addition, we expect that the ViDVD will compete with:

•	standard DVD and CD players;

•	personal computers;

•	WebTV and other television-based Internet appliances;

•	Web-enabled wireless telephones and PDAs;

•	video-on-demand services;

•	karaoke machines; and

•	video cassette recorders and laser disc players.

      We believe one of the keys to Vialta establishing long-term success with the ViDVD in the consumer electronics digital home entertainment marketplace will be its ability to favorable distinguish itself from its existing competition. We believe that ViMagazine could be a key distinction and that there are potentially significant hurdles for competitors to produce a similar product.

      There are several existing competitors in the videophone market, including Aiptek, 8x8, Leadtek and Innomedia, all of whom have current products offered. In addition, videophones face competition from PC-based Internet video, future offerings from mobile phone manufacturers and current telephone manufacturers. We expect to introduce the BEAMER at a lower price than current videophone offerings. However, we may not be able to offer the BEAMER at a lower price, if at all, and consumers may not perceive videophones as a desirable new product offering.

Employees

      As of February 28, 2002, Vialta had 152 employees, including 85 in research and development, 18 in marketing, sales and support, 20 in manufacturing and operations and 29 in finance and administration.

Item 2:     Properties

      Vialta’s corporate headquarters and one of its research and development centers occupy a 78,000 square foot facility located in Fremont, California, under a lease from ESS that expires in December 2003. We also lease office space for content operations in Los Angeles, California, a manufacturing engineering center in Hong Kong, a software development center and call center in Toronto, Canada and a facility to house some of its Internet service provider functions in Honolulu, Hawaii. We believe that our existing facilities are adequate for our current needs.

Item 3:     Legal Proceedings

      In August 2001, Professional Staffing Corporation (“PSC”) filed a lawsuit against Vialta in The Superior Court of California, County of Alameda, Case No. 2001-22331, alleging causes of action for breach of contract and fraud. In December 2001, Vialta answered and filed a cross-complaint alleging cause of action for breach of contract, breach of the covenant of good faith and fair dealing, fraud, unfair competition, and abuse of process. In the past, PSC had provided temporary information technology workers to Vialta on an ongoing basis, and prior to the suit being filed, Vialta in July voluntarily withheld payment to PSC on $92,095 of outstanding invoices pending the results of an in-house audit. Vialta believes that PSC has in fact breached the contract and that we may have been substantially overcharged for services provided by PSC. This matter is in pre-trial discovery, and currently there is no date set for trial. Vialta will vigorously defend the litigation, and is engaging in settlement negotiations.

Item 4:     Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5:     Market for the Registrant’s Common Equity and Related Shareholder Matters

      Vialta’s Class A common stock has been quoted on the OTC Bulletin Board under the symbol “VLTA” since August 21, 2001. The following table sets forth the high and low bid prices for the Class A common stock as reported by the OTC Bulletin Board during the periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

Fiscal 2001:
Third Quarter ended September 30, 2001	$0.68	$0.22
Fourth Quarter ended December 31, 2001	$1.85	$0.30

      As of March 8, 2002, there were approximately 225 record holders of the Company’s Class A common stock.

      Vialta has never declared or paid any cash dividends on its common stock. The Company currently anticipates that it will retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6:     Selected Consolidated Financial Data

      You should read the following selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Vialta’s consolidated financial statements and related notes included elsewhere in this report. Vialta is a development stage company and the selected consolidated statement of operations data set forth below for the years ended December 31, 2001 and 2000, and for the period from Vialta’s inception to December 31, 1999 and the selected consolidated balance sheet data as of December 31, 2001, 2000 and 1999 are derived from, and are qualified by reference to, Vialta’s audited consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The information below is not necessarily indicative of the results of operations to be expected for any future period.

			Period from April 20,
			1999 (Date of
	Years Ended		Inception) Through
	December 31,		December 31,

	2001	2000	1999	2001

	(In thousands, except per share data)
Operating expenses:
Research and development	$25,250	$19,558	$1,369	$46,177
Selling and marketing	3,738	2,927	662	7,327
General and administrative	9,301	6,699	510	16,510

Operating loss	(38,289)	(29,184)	(2,541)	(70,014)
Interest income, net	3,606	7,688	512	11,806
Other income (expense), net	(1,266)	(1,682)	9	(2,939)

Loss before income tax benefit	(35,949)	(23,178)	(2,020)	(61,147)
Income tax benefit	—	260	800	1,060

Net loss	$(35,949)	$(22,918)	$(1,220)	$(60,087)

Net loss per share attributable to common shares — basic and diluted	$(0.83)	$(3.68)	$(0.71)	$(3.20)

Weighted average common shares outstanding	43,248	6,222	1,716	18,758

	December 31,	December 31,	December 31,
	2001	2000	1999

Selected Balance Sheet Data
Cash and cash equivalents, short-term investments	$67,175	$136,490	$112,844
Working capital	68,172	109,870	111,920
Total assets	83,913	153,691	114,580
Payable to related party	47	30,000	—
Other current liabilities	3,587	3,594	940
Redeemable convertible preferred stock	—	142,600	114,780
Total stockholder’s equity (deficit)	80,279	(22,503)	(1,140)

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion includes forward-looking statements with respect to our future financial performance. Actual results may differ materially from those currently anticipated depending on a variety of factors, including those described below under the sub-heading, “Cautionary Statement Regarding Forward-Looking Statements” as well as “Other Factors That May Affect Our Business and Future Results” and the risks discussed in our most recent filing with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Overview

      We were incorporated on April 20, 1999 as a wholly owned subsidiary of ESS. We develop and market consumer electronics products designed to maximize the advantages of digital technology in a convenient, affordable and easy-to-use manner. We have developed a multi-media DVD player that offers Internet access and other features that differentiate it from most DVD players currently available in the U.S. consumer market. Our ViDVD player is the first product offering to utilize our digital home entertainment platform, which we anticipate will grow to support a family of products, as well as a complementary system for the delivery of home entertainment content. The ViDVD is a multi-purpose home entertainment device that enables consumers to play DVD, CD, MP3, karaoke and other audio and video formats and to browse the Internet through their television. We also expect to introduce our proprietary, encrypted ViMagazine discs, which will provide consumers with the opportunity to select and purchase one or more selections from a variety of videos, karaoke titles and other home entertainment content. Our goal is to make the ViDVD the centerpiece of consumers’ home entertainment systems, combining Internet access with the features of several current consumer electronics devices into a single affordable product.

      We are also developing, as part of our consumer electronics focus, a videophone, known as BEAMER, that will allow consumers to transform their standard phone into a videophone, delivering a live motion color video picture over regular phone lines at no additional cost to a regular call.

      Through December 31, 2001, we have had no revenues from operations and have historically used vendor credit and private offerings of convertible preferred stock and common stock to fund our operations and provide for capital requirements during our development stage. For the fiscal years ended December 31, 2001 and 2000 and for the period from April 20, 1999 (Date of Inception) through December 31, 1999, we had net losses of $35.9 million, $22.9 million and $1.2 million, respectively, and expect to continue to incur losses in the fiscal year 2002. The losses reflect our cash burn rate for the periods indicated. From inception through December 31, 2001, we had a net loss of $60.1 million. We commenced shipments of the ViDVD during the third quarter of 2001 and, as a result, experienced a significant increase in working capital requirements due to internal and channel inventory requirements, which were partially offset by extended credit terms from suppliers.

Results of Operations

For the year ended December 31, 2001 compared with the year ended December 31, 2000

      The following table discloses key elements of the statements of operations, expressed as a percentage of total operating expenses.

	Years Ended

	December 31, 2001	December 31, 2000

Operating expenses:
Research and development	65.9%	67.0%
Sales and marketing	9.8	10.0
General and administrative	24.3	23.0

Operating loss	100.0%	100.0%
Non-operating income, net	6.1	20.6
Loss before income tax benefit	93.9	79.4

Income tax benefit	—	0.9
Net loss	93.9%	78.5%

      Research and Development. Research and development expenses were $25.3 million for the fiscal year 2001, or 65.9% of operating expenses, compared to $19.6 million, or 67.0% of operating expenses for the fiscal year 2000. The increase was primarily due to increases in payroll and payroll related expenses due to increased headcount and operating supplies necessitated by our expanded development efforts. The increase was partially offset by a nonrecurring purchase of technology from ESS, then a related party, in the amount of $2.0 million in the first quarter of 2000. We expect research and development spending to be lower in future periods since we have completed the core development of our first series of products.

      Sales and Marketing. Sales and marketing expenses were $3.7 million for the fiscal year 2001, or 9.8% of operating expenses, compared to $2.9 million, or 10.0% of operating expenses, for the fiscal year 2000. The increase was primarily due to increases in payroll and marketing expenses due to increased headcount and product introduction. We expect sales and marketing spending to increase in future periods due to the marketing of the ViDVD and the scheduled introduction of additional products in 2002 and 2003.

      General and Administrative. General and administrative expenses were $9.3 million for the fiscal year 2001, or 24.3% of operating expenses, compared to $6.7 million, or 23.0% of operating expenses, for the fiscal year 2000. The increase was primarily due to increases in payroll and other expenses due to increased headcount, as we have supported expanded development efforts and infrastructure, and administrative fees, in connection with becoming a public company. We expect general and administrative expense spending to increase in future periods as we continue to build our infrastructure to meet our administrative and operational needs as a stand-alone company.

      Nonoperating Income. Net nonoperating income was $2.3 million for the fiscal year 2001 compared to $6.0 million for the fiscal year 2000. Net nonoperating income consists primarily of net interest income. Net interest income fell to $3.6 million for the fiscal year 2001 from $7.7 million for the fiscal year 2000. The decrease in net interest income was primarily due to lower cash balances during fiscal year 2001. Partially offsetting interest income were equity investment write-offs in an amount of $1.1 million for the fiscal year 2001 and $1.7 million for the fiscal year 2000. We wrote these equity investments off because we concluded that the equity investments had suffered a permanent decline in value, based on the financial condition of the companies in which we had invested.

      Income Tax Benefit. We did not make a provision for income taxes for the fiscal year 2001 compared to recording an income tax benefit of $260,000 for the fiscal year 2000. The income tax benefit for the fiscal year 2000 was a reimbursement of $260,000 from ESS pursuant to tax arrangements between ESS and us as a result of ESS realizing a tax benefit for utilizing our net operating losses in the fiscal year 2000. No tax benefit has been recognized during the fiscal year 2001 since ESS does not expect to benefit during 2001 from our net operating losses. Also, we do not expect any tax expense during 2001 because we do not anticipate any net taxable income during this year.

      Net Loss. We incurred a net loss of $36.0 million for the fiscal year 2001, compared to $22.9 million for the fiscal year 2000. The $13.1 million increase in net loss was primarily due to increased operating expenses associated with our growth and development coupled with lower interest income associated with lower cash balances for the fiscal year 2001.

For the year ended December 31, 2000 compared with the period from April 20, 1999 (Date of Inception) through December 31, 1999

      The following table discloses key elements of the statements of operations, expressed as a percentage of total operating expenses.

		Period from
		April 20, 1999
		(Date of
		Inception)
	Year Ended	Through
	December 31, 2000	December 31, 1999

Operating expenses:
Research and development	67.0%	53.9%
Sales and marketing	10.0	26.0
General and administrative	23.0	20.1

Operating loss	100.0%	100.0%
Non-operating income, net	20.6	20.5

Loss before income tax benefit	79.4	79.5
Income tax benefit	0.9	31.5
Net loss	78.5%	48.0%

      Research and Development. Research and development expenses were $19.6 million for the year ended December 31, 2000, or 67.0% of operating expenses, compared to $1.4 million, or 53.9% of operating expenses for the period from inception through December 31, 1999. The increase was primarily due to increases in staffing and employee-related expenses, as Vialta ramped up development efforts and expenses relating to the business completing a full year of operations. Vialta also purchased ViPhone and web browser technology from ESS, a related party, in the amount of $2.0 million in the first quarter of 2000.

      Sales and Marketing. Sales and marketing expenses were $2.9 million for the year ended December 31, 2000, or 10.0% of operating expenses, compared to $662,000, or 26.0% of operating expenses, for the period from inception through December 31, 1999. The increase was primarily due to increases in payroll and marketing expenses due to increased headcount, in anticipation of our future product introduction. We expect sales and marketing spending to increase in future periods, especially in periods immediately prior to the intended introduction of new products.

      General and Administrative. General and administrative expenses were $6.7 million for the year ended December 31, 2000, or 23.0% of operating expenses, compared to $510,000, or 20.1% of operating expenses, for the period from inception through December 31, 1999. The increase was primarily due to increases in payroll and other employee-related expenses as a result of increased headcount and expenses relating to completing a full year of operations and other activities.

      Nonoperating Income. Net nonoperating income was $6.0 million for the year ended December 31, 2000, or 20.6% of net expenses, compared to $521,000, or 20.5% of net expenses for the period from inception through December 31, 1999. The increase in net nonoperating income was due to an increase in net interest income from cash received in a private placement of redeemable convertible preferred stock, which increase was partially offset by a write off of an equity investment in the amount of $1.7 million in the third quarter of 2000. Vialta wrote this equity investment off because it concluded that the equity investment had suffered an other than temporary decline in value, based on the financial condition of the company in which it had invested. The increase in net interest income in 2000 was due to higher average cash balances.

      Income Tax Benefit. Vialta recorded an income tax benefit of $260,000 for the year ended December 31, 2000, compared to an income tax benefit of $800,000 for the period from inception to December 31, 1999. Pursuant to a tax arrangement between ESS and Vialta, the income tax benefit for the year ended

December 31, 2000 and the period from inception to December 31, 1999 results from ESS realizing a tax benefit for utilizing Vialta’s net operating losses.

      Net Loss. The net loss was $22.9 million for the year ended December 31, 2000, or 78.5% of net expenses, compared to $1.2 million for the period from inception through December 31, 1999, or 48.0% of operating expenses. The increase in net loss was primarily due to increased operating expenses associated with Vialta’s growth and development.

Liquidity and Capital Resources

      As of December 31, 2001, we had $71.2 million in cash, cash equivalents and marketable securities compared to $136.5 million as of December 31, 2000, representing a decrease of $65.3 million. The December 31, 2000 figure includes funds from a $30.0 million loan from a related party controlled by Annie M.H. Chan, the spouse of Fred S.L. Chan, our Chairman. The $30.0 million short-term loan along with $194,000 in accrued interest was repaid in January 2001.

      Our principal sources of liquidity are cash, cash equivalents and short-term investments. Net cash used in operating activities was approximately $26.5 million and $21.6 million for the fiscal years 2001 and 2000, respectively, representing an increase of approximately $4.9 million. The increase was primarily due to increased operating expenses incurred by us in our efforts to complete development of our first commercial products and prepare for a product launched in September 2001. For the fiscal years ended December 31, 2001 and 2000, we had a net loss of $36.0 million and $22.9 million, respectively, and we expect to continue to incur losses in the fiscal year 2002. The losses reflect our cash burn rate for the periods indicated. We began shipment of our first product during the third quarter of 2001 and, as a result, we experienced a significant increase in working capital requirements due to internal and channel inventory requirements, which increases were partially offset by extended credit terms from suppliers.

      Capital expenditures for the 12-month period ending December 31, 2002 are anticipated to be approximately $11.5 million, primarily budgeted to acquire content licenses for ViMagazine and capital equipment. Net inventory build requirements are expected to be approximately $33.5 million during the 12-month period ending December 31, 2002. We may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies and media content which may significantly increase our planned requirements for capital. In addition, from time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investments in, such businesses, products or technologies owned by third parties.

      In September 2001, the Board of Directors authorized the repurchase of up to 10,000,000 shares of its common stock in the open market over a 12 month period. During fiscal 2001, Vialta repurchased a total of 6,236,000 shares of common stock for an aggregate cost of $4.0 million. As of December 31, 2001, 3,764,000 shares remained authorized for repurchase.

      In January 2000, Vialta entered into a non-cancelable lease agreement for its headquarters that will expire in 2003. Under the terms of this and other leases, with various expiration dates through 2006, Vialta’s future minimum rental payments are as follows:

Amounts
in thousands

Year ending December 31, 2001
2002	$2,308
2003	2,265
2004	349
2005	147
2006	110

      We believe that our existing cash and cash equivalents, and short and long-term investments will be sufficient to fund planned acquisitions of inventory, property and equipment and to provide adequate working capital through at least the 12-month period ending December 31, 2002. However, to achieve our longer-term goals of introducing additional products and services to consumers, we believe we will need to raise additional capital, which may not be available on acceptable terms, if at all. We have historically used vendor credit as well as private offerings of convertible preferred stock and common stock to fund operations and provide for capital requirements. However, the price per share of any future equity-related financing will be determined at about the time the offering is made and cannot be anticipated at this time. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders are likely to or will be reduced and such equity securities may have rights, preferences or privileges better than those of current stockholders. We cannot assure you that any additional financing will be available or that, if available, it will be sufficient or it can be obtained on terms favorable to us or our stockholders. If adequate funds are not available if and when needed, we would be required to delay, limit or eliminate some or all of our proposed operations.

Critical Accounting Policies

      Our critical accounting policies are as follows:

•	use of estimates

•	inventories

•	valuation of long-lived assets; and

•	certain risks and concentrations.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

      We stated our inventories at the lower of cost or market, with cost being determined by the first-in, first-out method. We establish provisions for excess and obsolete inventories after periodic evaluation of historical sales, current economic trends, forecasted sales, predicted lifecycle and current inventory levels. Actual demand and market conditions may be different from those projected by us.

Long-Lived Assets

      Pursuant to Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”), we review long-lived assets based upon a gross cash flow basis and will record an impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. If an asset is considered impaired, the asset is written down to carrying value, which is determined based either on discounted cash flows or appraised values, depending on the nature of the asset.

Certain Risks and Concentrations

      Cash and cash equivalents are deposited in large domestic financial institutions that management believes are creditworthy.

      Certain of our products contain critical components supplied by a single or a limited number of third parties. We have been required to purchase and inventory certain of the platforms around which we design our products to ensure an available supply of the product for customers. Any significant shortage of the platforms or other components or the failure of the third party suppliers to maintain or enhance these products could materially adversely our results of operations.

      We rely on a limited number of third parties to manufacture some of our hardware-based products. Reliance on third-party manufacturers involves a number of risks, including the lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. If any of our third party manufacturers cannot or will not manufacture its products in required volumes, on a cost-effective basis, in a timely manner, or at all, we will have to secure additional manufacturing capacity. Even if the additional capacity is available at commercially acceptable terms, the qualification process could be lengthy and could cause interruptions in product shipments.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 does not have a significant impact on the financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The adoption of SFAS 142 will not have a significant impact on our financial position and results of operations.

      On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS 144 supercedes SFAS 121. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. The Company is currently assessing the impact of SFAS 144 on its financial position and results of operations.

      In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 requires the us to record certain consideration paid to distributors of our products as a reduction of revenue. We do not expect the implementation of EITF 01-09 to have a material effect on its results of operations or financial position.

Other Factors That May Affect Our Business and Future Results

      Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below.

If the ViDVD does not achieve broad market acceptance, we may not be able to continue operating our business.

      Our success is highly dependent upon achieving broad market acceptance of our initial product, the ViDVD, which began shipping in the third quarter of 2001 and which has not produced any revenues. Market acceptance requires, among other things, that we:

•	educate consumers on the benefits of the ViDVD;

•	commit a substantial amount of human and financial resources to secure strategic partnerships and otherwise support the retail distribution of the ViDVD and our related ViMedia content delivery service;

•	develop our own sales, marketing and support activities to consumers and retailers;

•	develop consumer acceptance of the ViDVD and our related ViMedia content delivery service; and

•	expand the number and location of retailers carrying the ViDVD.

      We may not achieve any or all of these objectives. Moreover, the ViDVD is currently being sold through a limited number of regional consumer electronics retail stores, and not through mass merchant and national consumer electronics retail stores. As a result, despite our retail launch, consumers are likely to be less aware of the ViDVD than the product offerings of our competitors. This could delay or prevent our ability to achieve broad market acceptance of the ViDVD. The failure of the ViDVD to achieve sufficient consumer and retailer acceptance would impair our ability to continue operating our business.

We are a development stage company, have not recognized any revenue, have incurred significant net losses and may never achieve significant revenues or profitability.

      We are a development stage company that is still in the process of introducing our first product and developing other products. We have not recognized any revenue, have incurred significant losses and have had substantial negative cash flow. As of December 31, 2001, we had an accumulated deficit of $60.1 million. We expect to continue to incur significant operating and non-operating expenses over the next several years as part of the continued development and potential expansion of our business. As a result, we expect to continue to lose money for the foreseeable future. The size of these net losses will depend in part on our recent and any future product launch, any growth in sales of our products and services and the rate of increase in our expenses. With increased expenses, we need to generate significant revenues to achieve profitability. Several factors, including consumer acceptance, retailer arrangements, competitive factors and our ability to successfully develop and market our ViMedia content delivery service, make it impossible to predict when or whether we will generate significant revenues or attain profitability. Consequently, we may never achieve significant revenues or profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

It may take a substantial amount of time and resources to achieve broad market acceptance of our products and services, and we cannot be sure that these efforts will generate the level of broad market acceptance of our products and services necessary to generate sufficient revenues to sustain our business.

      Although many consumers are familiar with standard DVD players, our ViDVD player is one of only a few DVD products currently to include Internet access and MP3 and karaoke player capability. Consumers may perceive little or no benefit from combining these functions in one unit or may already own other products that provide one or more of these functions. As a result, consumers may not value, and may be unwilling to pay for the ViDVD. In addition, the ViMedia content delivery service is expected to be the first home entertainment content provider to enable consumers to purchase the specific content that interests them from a variety of content made available to the consumer on a previously distributed disc. We expect that, because of the encryption-technology used, ViMagazine discs will produce less than DVD-quality images, which may be perceived to be a disadvantage by consumers. Potential customers may not perceive a benefit in purchasing content in this manner and may already subscribe to or otherwise have access to similar content from other sources. We also do not have an established brand image, nor do we expect to spend significant marketing expenses to build and promote a brand image. Accordingly, to develop market acceptance of the ViDVD player, the ViMedia content delivery service and any future digital home entertainment products and services, we will need to devote a substantial amount of resources to educate consumers about the features and benefits of our products and services, and we cannot assure you that this commitment of resources will be successful in generating the revenues required to sustain our business. If we are unsuccessful, the future of our Company may be in doubt.

If we are unable to raise additional capital on acceptable terms, our ability to develop and market our products and services and grow and operate our business could be harmed.

      To emerge from the development stage, introduce follow-on products and services and sustain and grow our business, we must continue to make significant investments in research and development to develop, enhance and market our products and services. We will also need significant working capital to take advantage of future opportunities and to respond to competitive pressures or unanticipated requirements. We expect that our existing capital resources will be sufficient to meet our cash requirements through December 31, 2002, although our current resources could be exhausted more quickly depending on the payment terms that we are able to negotiate with our vendors and suppliers and our success in generating and collecting on accounts receivable, if any. The magnitude of our future capital requirements will depend on many factors, including, among others, product development expense levels, investments in working capital, and the amount of income, if any, generated by operations.

      When we do need to raise additional capital, that capital may not be available on acceptable terms, or at all. Historically, we relied on our parent, ESS, to provide the majority of our capital funding. Following the distribution, ESS ceased being a majority stockholder of us and may choose not to provide any additional funding to us. Even if ESS were to provide additional funding to us in the future, ESS may not provide such funding on terms favorable to us and our stockholders. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or even continue operating our business.

      If additional capital is raised through the issuance of equity securities, the percentage ownership of our existing stockholders will decline. Also, if any securities are issued, our stockholders may experience dilution in net book value per share, and these securities may have rights, preferences or privileges superior to those of the holders of our common stock. Any debt financing, if available, may also require limitations or restrictions on our operations or future opportunities.

Our limited operating history may make it difficult for us or investors to evaluate trends and other factors that affect our business.

      We were incorporated in April 1999 and our operations to date have consisted primarily of product development efforts. To date, we have only manufactured and shipped a limited number of commercial ViDVD units to two retailers. In addition, we have only entered into a limited number of agreements to acquire the content proposed to be delivered as part of our ViMedia content delivery service. ViMagazine discs are not scheduled for distribution until late in 2002. As a result of our limited operations, our historical financial and operating information is of limited value in evaluating our future potential operating results. In addition, any evaluation of our business and prospects must be made in light of the risks and difficulties encountered by start-up companies developing products or services in new and rapidly evolving markets. For example, it may be difficult to accurately predict our future revenues, costs of revenues, expenses or results of operations. The ViDVD, the ViMedia content delivery service and our other anticipated digital home entertainment products and services represent new product and service offerings for most consumers. It may be difficult to predict the creation of any market or the growth rate, if any, or size of the market for those products and services. We may be unable to accurately forecast customer needs or behavior or recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts or adjust our spending in a timely manner to compensate for any unexpected changes or revenue shortfall. This inability could cause our results of operations in a given quarter to be worse than expected, and could cause the price of our stock to decline.

We face intense competition from participants in both the consumer electronics and the home entertainment markets, which may impair our revenues and ability to generate customers.

      The consumer electronics and home entertainment markets are intensely competitive and rapidly evolving. In addition, there are few barriers to entry into our segment of the consumer electronics and home entertainment markets. Existing participants and new entrants in these markets currently offer and may develop and offer additional products that will compete directly with one or more of our products or services.

      The consumer electronics industry in particular is characterized by rapid technological innovation and intense price competition. The competition for consumer spending and acceptance is also intense. The ViDVD will compete directly with several other currently available or soon to be introduced multimedia appliance offerings from major consumer electronics manufacturers, such as Sony, Compaq, Hewlett Packard and Samsung, specialized manufacturers like APEX, Mintek and Phillips, and with products developed by smaller companies, including the Neon, nReady and TVPC products. Like the ViDVD, nearly all of these products accommodate media in DVD, CD and MP3 format, many offer Internet access capabilities, and some include a karaoke feature.

      In addition, as a home entertainment product, we expect that the ViDVD will also compete with:

•	DVD and CD players;

•	personal computers;

•	WebTV and other television-based Internet appliances;

•	Web-enabled wireless telephones and PDAs;

•	karaoke machines; and

•	video cassette recorders and laser disc players.

      As a home entertainment content delivery medium, we also expect that our ViMedia content delivery service will compete with:

•	video-on-demand services;

•	traditional broadcast, cable or satellite television programming; and

•	video cassette, DVD and video game cartridge rental stores and retailers; and

•	Internet and mail order retailers.

      As a videophone, we expect that the BEAMER will compete with:

•	existing videophones;

•	PC-based Internet video;

•	future generation mobile phones; and

•	current and future offerings from existing telephone manufacturers.

      Most of these products and services are already widely available through established retail distribution channels, and many of these products are already familiar to and accepted by consumers. In addition, most of the manufacturers and distributors of these competing home entertainment products and services have substantially greater brand recognition, market presence, distribution channels, advertising and marketing budgets and promotional and other strategic partners than us.

We have not obtained all of the licenses of intellectual property required for our anticipated products in development and any failure to obtain required licenses on acceptable terms could adversely affect our operating results.

      We rely on licenses of intellectual property from third parties for use in our business and we will have to negotiate to acquire any licenses required for the development, manufacture and sale of our future digital home entertainment products and services. In addition, although we have already licensed selected audio and video content expected to be distributed as part of the ViMagazine content delivery service, we will need to obtain licenses to a substantially greater amount and type of content for the ViMagazine service to be successful. Any failure to obtain the licenses of intellectual property required for the operation of our business on acceptable terms could adversely affect our operating results.

We expect the average selling prices of our digital home entertainment products to decrease, which may reduce our gross margins and/or revenue.

      The prices of multimedia entertainment products are subject intensive pricing pressure. In particular, we significantly reduced prices and increased sales discounts commencing in the fourth quarter of 2001 in response to pricing cuts by competitors attempting to increase their market share during the holiday selling season. We expect that the average selling prices of our ViDVD and any other digital home entertainment products will continue to decrease in response to these competitive pricing pressures as well as in response to new product introductions by us or our competitors and increasing availability of relatively inexpensive products that can perform most of our products’ functions. If we are unable to sufficiently reduce costs and increase sales volume, this decline in average selling prices will reduce our gross margins and revenues.

If we fail to overcome technical challenges associated with the full development and implementation of our ViMedia content delivery service or obtain sufficient content to attract customers, the ViMedia content delivery service may not achieve market acceptance or generate sufficient revenue to sustain its operation.

      The success of the ViMedia content delivery service depends in part on our ability to acquire and deliver content that interests our customers. Most of the major producers of audio and video content in the entertainment industry will only permit their content to be distributed if it is protected using approved encryption technologies. Our own proprietary encryption system has not yet been adopted by the entertainment industry as an approved encryption technology, and, unless or until that occurs, we may not be able to distribute content licensed from major entertainment companies in our proprietary ViMedia format. Although discs that include content in DVD and CD format may be played on a ViDVD player, content that is encoded in those conventional formats takes significantly more disc space, and we are still in the process of conducting research and development to enable certain aspects of our encryption technology to work with those other formats. Unless we are able to either obtain entertainment industry acceptance of our proprietary encryption system or overcome the technical challenges associated with using our encryption with conventional formats, the ViMedia content delivery service is not likely to achieve market acceptance or generate sufficient revenue to sustain its operation.

If we fail to develop and market new digital home system products or to add features to our existing digital home entertainment product, we may not be able to generate sufficient revenues to sustain our business.

      Our success is highly dependent upon the continued successful development and timely introduction of new products and new models of our existing products containing additional features. The success of new products and new features depends on a number of factors, including, but not limited to, strategic allocation of our limited financial and technical resources, accurate forecasting of consumer demand, timely completion of product development and introduction to market, and market and industry acceptance of our future and existing digital home entertainment products. Most of our planned product and feature introductions are still in the early stages of development and will require substantial engineering and technical resources to bring to market. The success of some of our planned products may also require industry acceptance of our proprietary technologies or the adaptation of our products and technologies to accommodate the use of existing industry-accepted technologies. If we fail to develop and market new products and features, we may not be able to sustain our business.

We may not be able to generate sufficient revenue from the ViMedia content delivery service to support its continued operation, and any termination of the ViMedia service could reduce demand for the ViDVD player.

      We expect to charge customers content access fees for access to portions of the content distributed via our ViMedia content delivery service. Many potential ViMedia end users already pay monthly fees for cable or satellite television services, and we will have to convince these consumers to pay additional fees to gain access to the content delivered on our ViMedia discs. The availability of competing services that do not require subscription or other access fees will harm our ability to effectively attract paying end users. In addition, the ViDVD player that enables the consumer to access the content provided by our ViMedia service can be used to view or listen to other DVDs and CDs or to access material on the Internet without payment for any of our ViMedia content. If a significant number of purchasers of our ViDVD players use these devices without purchasing ViMedia content, the ViMedia service may not generate sufficient revenue to support its continued operation, which could reduce demand for the ViDVD player.

We expect to depend on ESS and a limited number of other third parties to manufacture and supply critical components for our digital home entertainment products and services, and we may be unable to operate our business if those parties do not perform their obligations.

      We rely on ESS and a limited number of other third party suppliers for a number of key components of our ViDVD player, including DRAM chips and flash memory chips. We do not have long-term agreements in place with our suppliers. We also expect to rely on a limited number of third party content providers to supply the content to be distributed as part of the ViMedia content delivery service. We do not control the time and resources that these third parties devote to our business. We cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings or other benefits will be derived from the efforts of these parties. Our need for semiconductors as a key component of our digital home entertainment products indirectly subjects us to a number of risks relating to ESS’ and any other future semiconductor suppliers’ reliance on independent foundries to produce those semiconductors, including the absence of adequate capacity, the unavailability of, or interruption in access to, certain process technologies and reduced control over delivery schedules, manufacturing yields and costs, and risks related to the international location of most major foundries. If any of our third party suppliers or content providers breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner, we may be delayed or prevented from launching or marketing our products and services. Because our relationships with these parties are non-exclusive, they may also support products or services that compete directly with ours, or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our products and services. This outcome would harm our ability to compete effectively and quickly achieve market acceptance and brand recognition.

We may have potential business conflicts of interest with ESS with respect to the companies’ ongoing relationships, and we may not be able to resolve these conflicts on terms favorable to us.

      Conflicts of interest may arise between ESS and us in a number of areas relating to ongoing relationships between the companies, including:

•	Although we have entered into agreements with ESS that govern our business relationship, ESS will have no obligation to extend the terms of those agreements to us beyond the stated duration of those agreements;

•	ESS will be supplying semiconductors to our competitors, which may affect ESS’ capacity to supply semiconductors to us;

•	we will be competing with ESS in employee recruiting; and

•	we may compete with ESS with respect to business opportunities that are attractive to both companies, and ESS is not restricted from competing with our business.

If we are unable to establish and maintain satisfactory relationships with the distributors and retailers that we expect to sell our products and services, our business will suffer.

      We have not yet entered into significant agreements with any distributors or retailers that want to sell our products, and we may not be able to obtain a sufficient number of qualified distributors and retailers. In establishing relationships with distributors and retailers, we have been and may in the future be forced to accept arrangements under which we will not receive payment for our products until these products are sold to consumers. Even though product shipments began in the third quarter of 2001, under Staff Accounting Bulletin No. 101 issued by the Securities and Exchange Commission, the recording of any revenues will be delayed depending on the terms of such shipments and our ability to estimate potential returns and future price adjustments. We may also have to enter into revenue sharing or other arrangements with these distributors and retailers in order to provide additional incentives for such entities to actively market our products. In addition, we expect that our distributors and retailers will sell products and services offered by our competitors. If our competitors offer distributors and retailers more favorable terms or have more products available to meet their needs, those distributors and retailers may decline to carry or may not adequately promote our products. Other retailers may decline to carry our ViDVD player because they believe the potential complementary ViMedia content delivery service will decrease their sales of content such as DVDs and CDs. Further, even if they do carry our products, distributors and retailers may not recommend, or continue to recommend, those products. If we are unable to maintain successful relationships with distributors and retailers or to expand our distribution channels, our business may fail.

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

      Since we began our business in April 1999, we have significantly expanded our headcount, facilities and infrastructure. We anticipate continued expansion in these areas to support potential sales growth and to allow us to pursue market opportunities. This expansion has placed, and will continue to place, a significant strain on our management, operational and financial resources and systems. Specific risks we face as our business expands include:

•	We will need to attract and retain qualified personnel, and any failure to do so may impair our ability to offer new products or grow our business. Our success will depend on our ability to attract, retain and motivate managerial, technical, marketing, administrative and customer support personnel. Competition for such employees is intense, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. If we are unable to hire, train, retain or manage the necessary personnel, we may be unable to successfully introduce new products or otherwise implement our business strategy.

•	If our ViMedia content delivery service is successful, our systems may not be able to accommodate the number of users, resulting in service interruptions. We have developed the systems that will be used to run the ViMedia content delivery service and perform other processing functions. However, we will have to continually improve these systems to accommodate growth as we add new subscribers. Any inability by us to add additional software and hardware or to upgrade our technology, systems or network infrastructure in response to subscriber growth could adversely affect our business or cause service interruptions.

•	We will need to provide acceptable customer support, and any inability to do so will impair our ability to develop consumer acceptance of our products. We expect that some of our customers will require significant support when installing the ViDVD player and becoming acquainted with the features and functionality of the ViDVD and its interface. In addition, our customers who elect to use us as their Internet service provider may require frequent support when accessing the Internet. We also anticipate that purchasers of future digital home entertainment products and services will require support in their use of such products and services. We do not have experience with widespread deployment of our products and services to a diverse customer base, and we may not have adequate personnel to provide the levels of support that our customers will require. Our failure to provide adequate customer support for our digital home entertainment products or services will damage our reputation in the consumer electronics marketplace and strain our relationships with customers and strategic partners. This could prevent us from gaining new or retaining existing customers and could harm our reputation and brand.

•	If our Internet sales significantly increased, we will need to modify our current infrastructure to include enhanced operational systems and controls for transaction processing, inventory management and payment processing functions. Any failure by us to maintain and modify this infrastructure could hurt our ability to successfully conduct sales over the Internet, which could prevent us from establishing and maintaining customer relationships and increasing our sales volume.

•	We will need to improve our operational and financial systems, procedures and controls to support our expected growth, and any inability to do so will adversely impact our ability to grow our business. Our current and planned systems, procedures and controls may not be adequate to support our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational systems and controls could adversely impact our relationships with customers and harm our reputation and brand.

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

      Our ability to process purchases of content from our ViMedia content delivery service and to provide uninterrupted access to the Internet will depend on the efficient and uninterrupted operation of our computer and communications systems. Our computer hardware and other operating systems are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Although we are taking precautions against such damage, including installing backup servers as part of our network infrastructure, a natural disaster or other unanticipated problems at one or more of our facilities could result in interruptions in our business. These types of interruptions may reduce our revenues and profits. Our business also will be harmed if consumers believe our ViMedia content delivery service or our Internet service is unreliable. In addition to placing increased burdens on our technical staff, service outages may create a large number of customer questions and complaints that must be responded to by our customer support personnel. Any damage to, or failure of, our systems could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business and irreparably damage our reputation and ability to attract new customers.

Our future results could be harmed by economic, political, regulatory and other risks associated with our reliance on international sales and operations.

      Substantially all of our products are anticipated to be manufactured, assembled and tested by independent third parties in China. In addition, most of our suppliers are located in China, Hong Kong and Taiwan. We also anticipate that revenue from international sales will represent a significant portion of our total revenue, as one of our strategic partners is also located in China. Because of our international operations and relationships, and our reliance on foreign third-party manufacturing, assembly and testing operations, we are subject to the risks of conducting business outside of the United States, including:

•	changes in political and strategic relations between China, Taiwan and the U.S.;

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in China, Taiwan and other emerging Asian markets;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in managing widespread sales and manufacturing operations; and

•	less effective protection of intellectual property.

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

      Our future performance will be substantially dependent on the continued services of our senior management, especially our Chairman, Fred S.L. Chan, our President and Chief Executive Officer, Didier Pietri, and other key personnel. The loss of any members of our executive management team and our inability to hire additional executive management could harm our business and results of operations. We employ our key personnel on an at-will basis. We have obtained key person insurance for Mr. Chan, but we do not maintain key person insurance policies on any of the other members of our executive management team.

If we are unable to attract and retain the qualified personnel required to timely and cost-effectively implement new administrative systems to replace the portions of ESS’ administrative infrastructure on which we currently rely, our business could be harmed.

      We currently rely on ESS’ systems to support our operations, including systems to manage accounting and internal computing operations. These services are provided by ESS pursuant to a transition services agreement between us and ESS. These interim services include, among others, information technology systems, human resources, administration, product order administration, customer service, buildings and facilities, and legal, finance and accounting services.

      We are implementing new systems to replace ESS’ systems, and we expect to have fully independent systems in place by the end of 2002. The implementation of these new information systems will require the services of employees with extensive knowledge of these information systems and the business environment in which we operate. In order to successfully implement and operate our systems, we must be able to attract and retain a significant number of qualified employees. If we fail to attract and retain the qualified personnel required to implement, maintain and operate our information systems, our business could suffer. Even if we are able to attract and retain the required personnel, we may not be successful in implementing the new systems and transitioning data from the ESS’ systems to our new systems. Any failure or significant downtime in ESS’ or our own information systems could harm our business.

Any future business acquisitions may disrupt our business, dilute stockholder value or distract management attention.

      As part of our ongoing business strategy, we may consider acquisitions of, or significant investments in, additional businesses that offer or develop products, services and technologies complementary to our own. In particular, we may pursue acquisitions and strategic alliances as a means of acquiring content to be included on our ViMedia discs. Such acquisitions could materially adversely affect our operating results and/or the price of our stock. Acquisitions also entail numerous risks, including:

•	difficulty of integrating the operations, products and personnel of the acquired businesses;

•	potential disruption of our ongoing business;

•	unanticipated costs associated with the acquisition;

•	inability of management to manage the financial and strategic position of acquired or developed products, services and technologies;

•	inability to maintain uniform standards, controls, policies and procedures; and

•	impairment of relationships with employees and customers that may occur as a result of integration of the acquired business.

      To the extent that shares of our stock or other rights to purchase stock are issued in connection with any future acquisitions, dilution to our existing stockholders may result and our earnings per share may suffer. Any future acquisitions or strategic investments may not generate additional revenue or provide any benefit to our business, and we may not achieve a satisfactory return on our investment in any acquired businesses.

Laws or regulations that govern the consumer electronics industry, the telecommunications industry, copyrighted works or the internet could expose us to legal action if we fail to comply or could require us to change our business.

      Because our digital home entertainment products and services are expected to provide our customers with access to a variety of entertainment media and methods of electronic communication, it is difficult to predict what laws or regulations will be applicable to our business. Therefore, it is difficult to anticipate the impact of current or future laws and regulations on our business. Among the many regulations that may be applicable to our business are the following:

•	Federal Communications Commission regulations relating to the electronic emissions of consumer products;

•	Federal Communications Commission regulations relating to consumer products that connect to the public telephone network;

•	regulations relating to the access and use of the Internet issued by various federal and state governmental agencies, legislative bodies and courts, including the Federal Communications Commission and the Federal Trade Commission;

•	copyright laws relating to the use of copyrighted audio and video media; and

•	federal export regulations relating to the export of sensitive computer technologies such as encryption and authentication software.

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

Our stock is subject to the requirements for penny stocks, which could adversely affect your ability to sell and the market price of your shares.

      Our stock fits the definition of a penny stock. The Securities and Exchange Act of 1934 defines a penny stock as any equity security that is not traded on a national securities exchange or authorized for quotation on The NASDAQ National Market and that has a market price of less than $5.00 per share, with certain exceptions. Penny stocks are subject to Rule 15g under the Securities and Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers who sell such securities. In general, a broker-dealer, prior to a transaction in a penny stock, must deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must provide the customer with current bid and offer quotations for the penny stock, information about the commission payable to the broker-dealer and its salesperson in the transaction and monthly statements that disclose recent price information for each penny stock in the customer’s account. Finally, prior to any transaction in a penny stock, the broker-dealer must make a special written suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. All of these requirements may restrict your ability to sell our stock and could limit the trading volume of our stock and adversely affect the price investors are willing to pay for our stock.

Our quarterly operating results may fluctuate significantly, which may adversely affect the market prices of our stock and could lead to us becoming the target of costly securities class action litigation.

      We expect our operating results, including any revenues we may generate, to fluctuate significantly due to a number of factors, many of which are outside of our control. Therefore, you should not rely on period-to-period comparisons of results of operations as an indication of our future performance. It is possible that in some future periods our operating results may fall below the expectations of market analysts and investors. In this event, the market prices of our stock would likely fall. Factors that may affect our quarterly operating results include:

•	unsuccessful launch of the ViDVD;

•	ongoing demand and supply for ViDVD players or enhancements;

•	seasonality and other consumer and advertising trends;

•	changes in the economic terms of our relationships with our strategic partners;

•	shortfalls in the supply of components necessary for the manufacture of our products;

•	changes in our pricing policies, the pricing policies of our competitors and general pricing trends in the multimedia appliance market;

•	unanticipated shortfalls in revenue due to the fact that our expenses precede associated revenues;

•	changes in estimates of our financial performance or changes in recommendations by securities analysts;

•	release of new or enhanced products or services or introduction of new marketing initiatives by us or our competitors;

•	announcements by us or our competitors of the creation or termination of significant strategic partnerships, joint ventures, significant contracts, or acquisitions;

•	the market price generally for consumer electronics and home entertainment industry stocks;

•	market conditions affecting the home entertainment industry;

•	additions or departures of key personnel;

•	demand for and consumer acceptance of other anticipated future Digital Home System product and services offerings; and

•	general economic conditions.

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

      Domestic consumer electronic product sales have traditionally been much higher during the holiday shopping season than during other times of the year. Although predicting consumer demand for our current and future products will be very difficult, we believe that sales of ViDVD players will be disproportionately high during the holiday shopping season when compared to other times of the year. We did not generate any revenues during the fourth quarter of 2001 and, while we believe we have adequate capital to continue to operate for the 12 month period ending December 31, 2002, if we are unable to generate sufficient revenues during the 2002 holiday shopping season, or any future season, we may not be able to continue our business.

Our historical financial information may not be representative of our future operating results as a separate company.

      Our historical financial information does not necessarily reflect what our financial position, operating results and cash flows would have been had we been a stand-alone entity during the periods presented. In addition, our historical information is not necessarily indicative of what our operating results, financial position and cash flows will be in the future. We have made significant changes to our cost structure and operations as a result of our no longer being a majority-owned subsidiary of ESS, including increased general and administrative expenses due to increases in payroll and headcount, costs associated with reduced economies of scale, costs associated with being a stand-alone company, and costs associated with being a public company.

Conflicts of interest may arise because our Chairman is also the Chairman of ESS and both he and another director own securities of both companies.

      Fred S.L. Chan, our Chairman, owns a significant amount of ESS stock and our stock and options to purchase ESS stock and our stock. In addition, Matthew K. Fong, a member of our board of directors, owns ESS stock and options to purchase ESS stock. Mr. Chan is the Chairman ESS. These factors could create, or appear to create, potential conflicts of interest when these directors are faced with decisions that could have different implications for ESS and us.

Our agreement to indemnify ESS for tax liabilities under certain circumstances may affect our cash flow, discourage potential acquisition proposals or delay or prevent a change in control of us, and limit the size of any future offerings of our stock.

      ESS may, under certain circumstances, recognize gain for U.S. federal and state income tax purposes with respect to the distribution if a 50% or greater interest in us is acquired during the two-year period following the distribution by ESS of our shares to its stockholders. Certain sales of shares by us that occurred during the two years immediately prior to the distribution may be counted towards the 50% threshold. The amount of such gain would be the difference between the fair market value of the stock distributed, on the date of distribution, and ESS’ adjusted tax basis in the stock. Under a tax sharing and indemnity agreement, we have agreed in certain circumstances to indemnify ESS for ESS’ U.S. federal and state income tax liability which results as a direct consequence of any acquisition of a 50% or greater interest in us after the distribution. This indemnity obligation, if triggered, could have a substantial effect on our available cash. In addition, the existence of the indemnity obligation may discourage potential acquisition proposals and could delay or prevent an acquisition of a 50% or greater interest in us. Because future sales of stock could be deemed to be part of a related transaction that results in an acquisition of a 50% or greater interest in us, our desire to avoid triggering the indemnity obligation could limit the size of any offerings of stock by us during the two-year period following the distribution.

The Internal Revenue Service (IRS) has determined that it will not provide a ruling on whether the distribution of our shares to ESS shareholders was tax-free.

      The IRS decision not to provide a ruling on the distribution does not mean that the distribution is taxable. We believe that the distribution was tax-free. ESS has advised us that they intend to report the distribution as tax-free in its federal income tax filings. ESS has also advised us that it is seeking an opinion from its tax advisors that the distribution is tax-free. No assurance can be given that such an opinion will be obtained or the level of assurance such opinion will provide.

      Even if such an opinion is obtained, no assurance can be given that the IRS will not determine at a later date that the distribution is taxable. If the IRS determines that the distribution is taxable, recipients of our stock in distribution may be required to pay income taxes as a result of the distribution, with the amount of ordinary income and gain dependent upon the value of the stock they received and their share of ESS’ earnings and profits. Determining whether or not the distribution qualified for tax-free status requires a complex analysis of many factors, including, among others, the business purpose for the distribution, the nature of the business to be engaged in by ESS and us following the distribution, and the extent to which ESS remains in control of us following the distribution. Because of the fact-intensive nature of this analysis, there will be substantial uncertainty as to whether the distribution qualified for tax-free treatment.

      ACCORDINGLY, WE CANNOT ASSURE RECIPIENTS OF OUR STOCK IN THE DISTRIBUTION THAT THE IRS WILL NOT SUCCESSFULLY ASSERT THAT THE DISTRIBUTION IS TAXABLE. IN ADDITION, SUCH RECIPIENTS MAY BE TAXED BY THE STATE, LOCAL OR FOREIGN JURISDICTION IN WHICH THEY RESIDE. ACCORDINGLY, ALL RECIPIENTS OF OUR STOCK IN THE DISTRIBUTION ARE STRONGLY URGED TO CONSULT WITH THEIR OWN FINANCIAL ADVISORS REGARDING THE POTENTIAL TAX IMPACT TO THEM OF THE DISTRIBUTION AND TO PREPARE FOR THE SIGNIFICANT POSSIBILITY THAT THE TRANSACTION WILL BE TAXABLE TO THEM.

      If the distribution was taxable, the value of the shares received by ESS shareholders will be treated as taxable ordinary income, return of cost or as taxable capital gain up to the value of the stock distributed and they will incur this tax whether or not they decide to sell the shares they receive in the distribution. Unless a recipient of shares in the distribution is required to make quarterly estimated tax payments to the IRS, this tax would generally have to be paid on or before the April 15, 2002 due date for the 2001 tax return. If such recipients do not have the cash available to pay the tax at or before the time it is due, they may have to sell all or a portion of their shares of our stock to pay the tax or risk incurring interest and penalties imposed by the

IRS. If holders of a significant percentage our stock sell in order to pay their taxes, our stock price may be adversely affected.

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

Item 7a:     Quantitative and Qualitative Disclosure About Market Risk

      Interest Rate Risks. We invest in short-term and long term investments. Consequently, we are exposed to fluctuation in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for sale, and at December 31, 2001, are recorded at market values.

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

Item 8:	Financial Statements and Supplementary Data

VIALTA, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Vialta, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Vialta, Inc. (a development stage company) and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years ended December 31, 2001 and 2000, and for the period from April 20, 1999 (Date of Inception) to December 31, 2001 and 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

San Jose, CA

January 28, 2002

VIALTA, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$61,886	$109,378
Short-term investments	5,289	27,112
Receivables from related party	111	710
Inventories, net	—	2,057
Prepaid expenses and other current assets	4,520	4,207

Total current assets	71,806	143,464
Property and equipment, net	7,831	9,230
Long term investments	4,064	—
Other assets	212	997

Total assets	$83,913	$153,691

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$760	$1,376
Accrued expenses and other current liabilities	2,827	2,218
Payable to related party	47	30,000

Total current liabilities	3,634	33,594
Commitments (Notes 11, 12 and 13)
Redeemable convertible preferred stock, $0.001 par value; 30,000 shares authorized, 0 and 91,000 shares issued and outstanding (aggregate liquidation value at December 31, 2000 of $142,600)	—	142,600

Stockholders’ equity (deficit):
Common stock $0.001 par value, 400,000 shares authorized, 92,473 and 6,231 shares issued, 85,625 and 6,231 shares outstanding	92	6
Additional paid in capital	144,164	1,629
Deficit accumulated during the development stage	(60,087)	(24,138)
Accumulated other comprehensive income	156	—
Treasury stock	(4,046)	—

Total stockholders’ equity (deficit)	80,279	(22,503)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$83,913	$153,691

The accompanying notes are an integral part of these consolidated financial statements.

VIALTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			April 20,1999 (Date of
	Years Ended		Inception) Through
	December 31,		December 31,

	2001	2000	1999	2001

	(In thousands, except per share data)
Operating expenses:
Research and development	$25,250	$19,558	$1,369	$46,177
Selling and marketing	3,738	2,927	662	7,327
General and administrative	9,301	6,699	510	16,510

Operating loss	(38,289)	(29,184)	(2,541)	(70,014)
Interest income, net	3,606	7,688	512	11,806
Other income (expense), net	(1,266)	(1,682)	9	(2,939)

Loss before income tax benefit	(35,949)	(23,178)	(2,020)	(61,147)
Income tax benefit	—	260	800	1,060

Net loss	$(35,949)	$(22,918)	$(1,220)	$(60,087)

Net loss per share attributable to common shares — basic and diluted	$(0.83)	$(3.68)	$(0.71)	$(3.20)

Weighted average common shares outstanding	43,248	6,222	1,716	18,758

The accompanying notes are an integral part of these consolidated financial statements.

VIALTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2001, 2000 and 1999

										Deficit
					Common Stock
	Redeemable
	Convertible									Accumulated	Accumulated
	Preferred Stock		Common Stock		Class A		Class B		Additional	During	Other
									Paid In	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Income

	(Amounts in thousands, except per share amounts)
Net loss	—	$—	—	$—	—	$—	—	$—	$—	$(1,220)	$—
Issuance of common stock, at $0.25 per share	—	—	6,220	6	—	—	—	—	1,549	—	—
Issuance of Series A redeemable convertible preferred stock, at $0.25 per share in September, 1999	40,000	10,000	—	—	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock, at $2.60 per share in December, 1999	40,300	104,780	—	—	—	—	—	—	—	—	—
Issuance of note receivable in connection with issuance of common stock	—	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 1999	80,300	114,780	6,220	6	—	—	—	—	1,549	(1,220)	—
Net loss	—	—	—	—	—	—	—	—	—	(22,918)	—
Issuance of Series B redeemable convertible preferred stock, at $2.60 per share in January, February and March, 2000	10,700	27,820	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	11	—	—	—	—	—	3	—	—
Income tax benefit on disqualified disposition of stock options	—	—	—	—	—	—	—	—	77	—	—
Repayment of note receivable from shareholder	—	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2000	91,000	142,600	6,231	6	—	—	—	—	1,629	(24,138)	—
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(35,949)	—
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	—	156

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options before re-capitalization	—	—	61	—	—	—	—	—	16	—	—
Conversion of preferred stock to Class A common stock	(60,000)	(62,000)	—	—	60,000	60	—	—	61,940	—	—
Conversion of preferred stock to Class B common stock, at a 1 to 1.1 ratio	(31,000)	(80,600)	—	—	—	—	34,100	34	80,566	—	—
Conversion of common stock to Class A common stock	—	—	(400)	—	400	—	—	—	—	—	—
Conversion of common stock to Class B common stock, at a 1 to 1.1 ratio	—	—	(5,892)	(6)	—	—	6,481	7	(1)	—	—
Shares returned by ESS Technology, Inc. at spin-off	—	—	—	—	(612)	—	—	—	—	—	—
Return of common stock reserved for issuance upon exercise of stapled options	—	—	—	—	(9,840)	(10)	—	—	10	—	—
Exercise of stapled stock options	—	—	—	—	1,312	1	—	—	(1)	—	—
Exercise of stock options	—	—	—	—	20	—	—	—	5	—	—
Repurchase of common stock	—	—	—	—	(6,236)	—	—	—	—	—	—

Balance at December 31, 2001	—	$—	—	$—	45,044	$51	40,581	$41	$144,164	$(60,087)	$156

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Total
	Receivable		Stockholders’
	from	Treasury	Equity
	Stockholders	Stock	(Deficit)

	(Amounts in thousands, except per share amounts)
Net loss	$—	$—	$(1,220)
Issuance of common stock, at $0.25 per share	—	—	1,555
Issuance of Series A redeemable convertible preferred stock, at $0.25 per share in September, 1999	—	—	—
Issuance of Series B redeemable convertible preferred stock, at $2.60 per share in December, 1999	—	—	—
Issuance of note receivable in connection with issuance of common stock	(1,475)	—	(1,475)

Balance at December 31, 1999	(1,475)	—	(1,140)
Net loss	—	—	(22,918)
Issuance of Series B redeemable convertible preferred stock, at $2.60 per share in January, February and March, 2000	—	—	—
Exercise of stock options	—	—	3
Income tax benefit on disqualified disposition of stock options	—	—	77
Repayment of note receivable from shareholder	1,475	—	1,475

Balance at December 31, 2000	—	—	(22,503)
Components of comprehensive loss:
Net loss	—	—	(35,949)
Unrealized gain on available-for-sale investments	—	—	156

Total comprehensive loss	—	—	(35,793)
Exercise of stock options before re-capitalization	—	—	16
Conversion of preferred stock to Class A common stock	—	—	62,000
Conversion of preferred stock to Class B common stock, at a 1 to 1.1 ratio	—	—	80,600
Conversion of common stock to Class A common stock	—	—	—
Conversion of common stock to Class B common stock, at a 1 to 1.1 ratio	—	—	—
Shares returned by ESS Technology, Inc. at spin-off	—	—	—
Return of common stock reserved for issuance upon exercise of stapled options	—	—	—
Exercise of stapled stock options	—	—	—
Exercise of stock options	—	—	5
Repurchase of common stock	—	(4,046)	(4,046)

Balance at December 31, 2001	$—	$(4,046)	$80,279

The accompanying notes are an integral part of these consolidated financial statements.

VIALTA, INC.

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from April 20, 1999
	Years Ended		(Date of Inception)
	December 31,		Through December 31,

	2001	2000	1999	2001

	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,949)	$(22,918)	$(1,220)	$(60,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,967	3,887	5	9,859
Write-down of long-term investment	1,083	1,667	—	2,750
Income tax benefit on disqualifying disposition of common stock options	—	(77)	—	(77)
Changes in assets and liabilities:
Prepaid expenses and other assets	(260)	(4,244)	(16)	(4,520)
Related party receivables	646	(842)	209	13
Inventories	2,057	(2,057)	—	—
Accounts payable and accrued liabilities	(7)	2,940	731	3,664

Net cash used in operating activities	(26,463)	(21,644)	(291)	(48,398)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,199)	(10,008)	(1,725)	(13,932)
Purchase of available-for-sale investments	(15,735)	(98,444)	(22,344)	(136,523)
Proceeds from sale of available-for-sale investments	33,650	93,676	—	127,326
Purchase of other long-term investments	(2,720)	(4,000)	—	(6,720)

Net cash provided by (used in) investing activities	12,996	(18,776)	(24,069)	(29,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) notes payable to related party	(30,000)	30,000	—	—
Proceeds from issuance of redeemable convertible preferred stock	—	27,820	114,780	142,600
Proceeds from issuance of common stock	21	1,478	80	1,579
Repurchase of common stock	(4,046)	—	—	(4,046)

Net cash provided by (used in) financing activities	(34,025)	59,298	114,860	140,133

Net increase (decrease) in cash and cash equivalents	(47,492)	18,878	90,500	61,886
Cash and cash equivalents at beginning of period	109,378	90,500	—	—

Cash and cash equivalents at end of period	$61,886	$109,378	$90,500	$61,886

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH
FINANCING ACTIVITY:
Cash paid for interest	$194	$—	$—	$194

Issuance of note receivable in connection with issuance of common stock	$—	$1,475	$—	$1,475

The accompanying notes are an integral part of these Consolidated Financial Statements.

VIALTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     The Company

      Vialta, Inc. (“Vialta” or the “Company”) was incorporated in California in April 1999. Vialta has developed a multi-purpose DVD player (“ViDVD”) that offers Internet access and other features, such as CD, MP3, karaoke, and support for other audio and video formats. These features differentiate it from most DVD players currently available in the U.S. consumer market. This ViDVD player is the first product offering to utilize Vialta’s digital home entertainment platform, which the Company anticipates will grow to support a family of consumer electronics products. Vialta commenced shipments of the ViDVD through retail distribution channels in the third quarter of 2001, but no revenue will be recognized until contractual obligations under sales agreements have been satisfied.

      On April 21, 2001, the board of directors of ESS Technology, Inc. (“ESS”) approved the spin-off of ESS’ interest in Vialta to ESS’ shareholders. The transaction was completed on August 21, 2001 when ESS distributed approximately 50,560,328 shares of Class A common stock of Vialta, Inc., resulting in Vialta operating as a stand alone business, independent from ESS.

      On May 25, 2001, Vialta was reincorporated in the State of Delaware. As part of the re-incorporation, Vialta was authorized to issue 180,000,000 shares of preferred stock, $0.001 par value per share, and 300,000,000 shares of common stock, $0.001 par value per share. All common stock and preferred stock amounts in the accompanying consolidated financial statements have been restated to give effect to the re-incorporation.

      Since its inception, Vialta has been in the development stage. Vialta has been successful in completing its private equity financing with its last round totaling approximately $132.6 million. However, Vialta has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the cumulative period ended December 31, 2001, Vialta incurred a loss from operations of approximately $70.0 million and negative cash flows from operations of $48.4 million . Management expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses will increase significantly from current levels because of additional costs and expenses related to marketing activities, continued expansion of operations, continued development of Vialta’s web site and information technology infrastructure, expansion of product offerings, and development of relationships with other businesses. Management believes that Vialta has sufficient cash, cash equivalents, and short-term investments to fund its development and growth through December 31, 2002. However, in the longer term, failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on Vialta’s ability to achieve its intended business objectives.

Note 2.     Summary of Significant Accounting Policies

Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

      The accounts of Vialta and its consolidated subsidiaries are included in the consolidated financial statements after elimination of significant intercompany accounts and transactions.

VIALTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents and Investments

      Vialta considers all highly liquid investments with an initial maturity of 90 days or less to be cash equivalents.

      Short-term and long-term investments are comprised primarily of debt instruments that have been classified as available-for-sale. Management determines the appropriate classification of securities at the time of purchase and re-evaluates the classification at each reporting date. Marketable equity and debt securities are carried at their fair market value based on quoted market prices as of the balance sheet date. Realized gains or losses are determined on the specific identification method and are reflected in income. Net unrealized gains or losses are recorded directly in stockholders’ equity except those unrealized losses that are deemed to be other than temporary, which are reflected in investment losses.

Fair Value of Financial Instruments

      The reported amounts of certain of Vialta’s financial instruments, including cash and cash equivalents, short and long-term investments, receivables from related parties and stockholders, accounts payable, accrued expenses and other current liabilities approximated fair value due to their short maturities. The carrying amounts of the note payable to related party approximated fair value because the contractual interest rate approximates the interest rate Vialta could obtain on similar financing transactions.

Risks and Uncertainties

      Vialta operates in a single business segment that is characterized by rapid technological advances, changes in customer requirements and evolving industry standards. Any failure by Vialta to anticipate or respond to changes in demand could have a material adverse effect on its business and operating results.

      Certain of the Company’s products contain critical components supplied by a single or a limited number of third parties. The Company has been required to purchase and inventory certain of the platforms around which it designs its products to ensure an available supply of the product for customers. Any significant shortage of the platforms or other components or the failure of the third party suppliers to maintain or enhance these products could materially adversely affect the Company’s results of operations.

      The Company relies on a limited number of third parties to manufacture some of its hardware-based products. Reliance on third-party manufacturers involves a number of risks, including the lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. If any of the Company’s third party manufacturers cannot or will not manufacture its products in required volumes, on a cost-effective basis, in a timely manner, or at all, the Company will have to secure additional manufacturing capacity. Even if the additional capacity is available at commercially acceptable terms, the qualification process could be lengthy and could cause interruptions in product shipments.

Foreign Currency Translation

      The functional currencies of the Company’s foreign subsidiaries are the local currencies. Accordingly, all assets and liabilities of the foreign operations are translated to U.S. dollars at current period end exchange rates, and revenues and expenses are translated to U.S. dollars using average exchange rates in effect during the period. Currency transaction and translation gains and losses have not been significant.

Web Site Development Costs

      Web site development costs are accounted for in accordance with Statement of Position (“SOP”) 98-1, “Development Costs Associated with Internal Use Software”, and Emerging Issues Task Force (“EITF”) 00-02, which require these costs to be charged to operations until certain capitalization criteria are met. For

VIALTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the years ended December 31, 2001 and 2000, and for the period from April 20, 1999 (Date of Inception) through December 31, 1999, web site development costs of approximately $0.7 million, $2.7 million and $0.0 million, respectively, were capitalized and are being amortized over a 12-month period beginning when the web site was put into service. As of December 31, 2001, approximately $2.1 million remains to be amortized.

Research and Development

      Research and development costs are expensed as incurred.

Inventories

      Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets.

Computer equipment	3 - 5 years
Furniture and fixtures	5 years
Software and web site development costs	1 - 3 years

      Repairs and maintenance costs are expensed as incurred.

Long-Lived Assets

      Pursuant to Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS No. 121”), Vialta reviews long-lived assets based upon a gross cash flow basis and will record an impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. If an asset is considered impaired, the asset is written down to carrying value, which is determined based either on discounted cash flows or appraised values, depending on the nature of the asset.

Revenue Recognition

      Vialta generally recognizes revenues upon shipment of products provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, there are no remaining significant obligations and allowance for returns can be reliably estimated. For transactions that do not meet the above criteria, revenue will be deferred until such criteria are met. The Company defers revenue on sales to distributors who have rights of returns and credits until products are resold by the distributors.

Advertising Costs

      Advertising production costs are expensed as incurred. Print placement costs and market development funds are expensed in the period the advertising appears. Total advertising and promotional expenses were not material for the years ended December 31, 2001 and 2000, and for the period from April 20, 1999 (Date of Inception) through December 31, 1999.

VIALTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

      Vialta accounts for stock-based employee compensation in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Vialta’s policy is to grant options with an exercise price equal to the fair market value of Vialta’s stock on the grant date.

Income Taxes

      Vialta accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of timing differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

Comprehensive Income (Loss)

      Statement Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. In 2001, Vialta recorded approximately a $156,000 difference between net loss and comprehensive loss due to an unrealized gain in available-for-sales investments. In 2000 and 1999, comprehensive loss approximated net loss.

Net Income (Loss) Per Share

      Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 does not have a significant impact on the financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The adoption of SFAS 142 will not have a significant impact on our financial position and results of operations.

      On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS 144 supercedes SFAS 121. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS

VIALTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. The Company is currently assessing the impact of SFAS 144 on its financial position and results of operations.

      In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 requires the Company to record certain consideration paid to distributors of its products as a reduction of revenue. The Company does not expect the implementation of EITF 01-09 to have a material effect on its results of operations or financial position.

Note 3:     Recapitalization of Equity

      On July 24, 2001, Vialta was re-capitalized, pursuant to which it separated its common stock into Class A common stock with 3.8 votes per share and Class B common stock with one vote per share. Upon exchange of 5,892,000 shares of common stock for Class B common stock, Vialta issued 589,000 additional shares of Class B common stock to non-ESS common stockholders. Except for the voting power, Class A and Class B stockholders have the same rights. Vialta authorized 30,000,000 shares of preferred stock and 400,000,000 shares of common stock, 100,000,000 shares of which are designated Class A common stock, 50,000,000 of which are designated Class B common stock and 250,000,000 of which are designated non-classified common stock.

      As part of the spin-off transaction, all preferred stock owned by ESS converted to Class A common stock based on a conversion ratio of 1 to 1. All other preferred stock converted to Class B common stock at a ratio of 1 to 1.1. As a result, 91,000,000 shares of preferred stock were converted to 60,000,000 shares of Class A common stock and 34,100,000 shares of Class B common stock.

      As part of the spin-off transaction, ESS returned approximately 9,840,000 shares of Class A common stock to Vialta at no cost. These shares are reserved by Vialta for issuance upon exercise of stapled options that were granted by Vialta to ESS optionees as part of the spin-off transaction. In accordance with FIN 44, no compensation expense has been or will be recorded in conjunction with these stock option grants.

VIALTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below summarizes the effect of these conversions of common stock outstanding at December 31, 2001 (in thousands):

			Class A	Class B
	Preferred	Conversion	Common	Common	Outstanding
Capital Stock	Shares	Ratio	Stock	Stock	Total

Series A — ESS owned	40,000	1 to 1	40,000	—	40,000
Series B — ESS owned	20,000	1 to 1	20,000	—	20,000
Series B — third party owned	31,000	1.1 to 1	—	34,100	34,100

	91,000		60,000	34,100	94,100
Shares returned to Vialta by ESS, reserved for issuance upon exercise of stapled options			(9,840)	—	(9,840)
Additional shares returned by ESS as part of the spin-off transaction			(612)	—	(612)
Issuance of common stock upon exchange of third party owned common stock for Class B common stock			—	589	589
Conversion of original common stock to Class A and Class B common stock			400	5,892	6,292

Total effect of re-capitalization and spin-off transaction on Class A and Class B common stock outstanding			49,948	40,581	90,529

Note 4.     Related Party Transactions

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

      In April 2000, Vialta loaned to an officer of Vialta $60,000, which, together with accrued interest at the annual rate of 6%, was due and payable on April 20, 2001. The loan, along with accrued interest, was repaid in August 2001.

VIALTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On December 18, 2000, Vialta received a $30.0 million loan from a related party controlled by Annie M.H. Chan, a director of ESS and the spouse of Fred S.L. Chan, Chairman of ESS and Chairman and Chief Executive Officer of Vialta. The short-term loan along with approximately $194,000 accrued interest at 5.25% was repaid on January 31, 2001.

      On August 20, 2001, Vialta re-executed the aforementioned existing agreements with ESS as a result of the spin-off of Vialta from ESS. Under the re-executed Administrative and Management Service Agreement, Vialta provided services to ESS in the amount of $98,400 for the period ended December 31, 2001.

      On August 20, 2001, Vialta entered into a Commercial Lease Agreement with ESS whereby ESS will lease a freestanding building in Fremont, California to Vialta for a fixed monthly fee. The lease expires on December 31, 2003.

      On August 20, 2001, Vialta entered into an Employee Matters Agreement with ESS whereby Vialta will continue to provide employment and employee benefits to all active employees and former employees subject to certain limitations.

      The Company anticipates that it will continue to receive such services from ESS under the terms of the agreements. The following is a summary of major transactions that resulted in charges by ESS to Vialta for the periods presented (amounts in thousands):

			Period from
			April 20, 1999
			(Date of
			Inception)
	Years Ended		through
	December 31,		December 31,

Transactions with Affiliates	2001	2000	1999	2001

	(Amounts in thousands)
Research and Development Service Agreement	$1,895	$3,077	$233	$5,205
Administrative and Management Service Agreement	3,108	3,361	302	6,802
Employee Matters Agreement	32	—	—	32
Assignment of Intellectual Property Agreement	—	2,000	—	2,000
Purchase Agreement	1,127	1,004	—	2,131
Commercial Lease Agreement	640	—	—	640

Total	$6,802	$9,442	$535	$16,810

VIALTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.     Balance Sheet Components

	December 31,

	2001	2000

	(Amounts in thousands)
CASH AND CASH EQUIVALENTS
Cash and money market funds, at cost which approximates fair value	$61,886	$100,989
Corporate debt securities	—	8,389

	$61,886	$109,378

MARKETABLE SECURITIES
U.S. Government debt securities	$4,274	$—
Corporate debt securities	5,079	27,112

	9,353	27,112
Due between one and two years	4,064	—

Due within one year	$5,289	$27,112

INVENTORIES
Raw Materials	$—	$1,853
Finished Goods	—	204

	$—	$2,057

      As of December 31, 2000, Vialta had capitalized costs of $2,057,000 as inventories based on expected sales during 2001. Vialta did not have sales in 2001 and the inventory components required to build products that Vialta now expects to sell have changed. Accordingly, the costs previously capitalized were expensed as of December 31, 2001.

	December 31,

	2001	2000

	(Amounts in thousands)
PROPERTY AND EQUIPMENT
Machinery and equipment	$7,149	$6,275
Furniture and fixtures	1,823	1,212
Software and web site development cost	4,960	4,246

	13,932	11,733
Less: Accumulated depreciation	(6,101)	(2,503)

	$7,831	$9,230

      Depreciation expense was approximately $3,598,000, $3,887,000 and $5,000 for the years ended December 31, 2001, December 31, 2000 and for the period from April 20,1999 (Date of Inception) through December 31, 1999, respectively.

VIALTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2001	2000

	(Amounts in
	thousands)
OTHER ASSETS
Investment	$166	$997
Deposit	46	—

	$212	$997

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued compensation costs	$2,441	$2,178
Other	386	40

	$2,827	$2,218

Note 6.     Net Income (Loss) Per Share

      Net income (loss) per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS No. 128”). SFAS No. 128, requires the Company to report both basic net income (loss) per share, which are based on the weighted-average number of common shares outstanding, and diluted net income per share, which are based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

			For the Period from
			April 20, 1999
	For the Years Ended		(Date of Inception) to
	December 31,		December 31,

	2001	2000	1999	2001

	(Amounts in thousands, except per share amounts)
Net Loss	$(35,949)	$(22,918)	$(1,220)	$(60,087)
Basic and Diluted Weighted Average Common Shares Outstanding	43,248	6,222	1,716	18,758
Basic and Diluted Net Loss Per Share	$(0.83)	$(3.68)	$(0.71)	$(3.20)

      The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated:

			For the Period from
			April 20, 1999
	For the Years Ended		(Date of Inception) to
	December 31,		December 31,

	2001(1)	2000	1999	2001(1)

	(Amounts in thousands)
Effect of common stock equivalents:
Options outstanding	13,107	2,156	1,633	13,107
Preferred stock outstanding	91,000	91,000	80,300	91,000

Total common stock equivalents excluded	104,107	93,156	81,933	104,107

(1)	The dilutive net loss per share calculation excludes the effect of the preferred stock outstanding through July 24, 2001, the date of the re-capitalization. Subsequent to this date, these stocks were included within the weighted basic shares outstanding calculation.

VIALTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7:     Common Stock and Stock Options

Common Stock Repurchases

      In September 2001, the Board of Directors authorized Vialta to systematically repurchase shares of its common stock in the open market. 10 million shares were authorized for repurchase. During fiscal 2001, Vialta repurchased a total of 6,236,000 shares of common stock for an aggregate cost of $4.0 million. As of December 31, 2001, 3,764,000 shares are authorized for repurchase.

      From January 1, 2002 through January 28,2002, Vialta repurchased 492,000 shares of common stock for an aggregate cost of $0.6 million and 3,272,000 remaining shares are authorized for repurchase.

1999 Stock Incentive Plan

      In August 1999, the Company adopted the 1999 stock incentive plan (the “1999 Plan”). Under the 1999 Plan, the Company’s incentive stock options (“ISO”) may be granted to its employees, directors, non-employee directors and consultants. The aggregate number of shares reserved for awards under the Plan shall not exceed 10,000,000 shares. The exercise price of an ISO shall not be less than 100% of the fair market value (110% for 10 percent shareholders); the exercise price of a non-incentive stock option (“NSO”) shall not be less than 85% of the fair market value (110% for 10 percent shareholders). Options shall generally vest over a four-year period.

2000 Directors Stock Option Plan

      In February 2000, the Company adopted the 2000 Directors Stock Option Plan (the “2000 Director Plan”). Under the 2000 Director Plan, the Company’s nonqualified stock options (“NSO”) may be granted to nonemployee members of the board of directors of the Company. The aggregate number of shares reserved for issuance is 300,000 shares subject to adjustment as provided in this 2000 Director Plan. Each optionee who becomes a member of the board of directors will automatically be granted an option for 32,000 shares. The exercise price of the option shall be the fair market value at the time the option is granted. Options shall generally vest over a four-year period.

2001 Non-Statutory Stock Option Plan

      In August 2001, the Company adopted the 2001 non-statutory option plan (the “2001 Plan”). Under the 2001 Plan, the Company’s non-statutory stock options may be granted to its employees, directors, non-employee directors and consultants. The aggregate number of shares reserved for awards under the Plan shall not exceed 10,000,000 shares. The exercise price of a non-statutory stock option shall not be less than 85% of the fair market value (110% for 10 percent shareholders). Options shall generally vest over a four-year period.

VIALTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the activities in the 1999 Plan, the 2000 Director Plan and 2001 Plan is as follows:

		Options Outstanding

			Weighted
	Available	Numbers	Average
	for Grant	of Options	Exercise Price

Adoption of the 1999 Plan	10,000,000		$—
Granted	(1,693,000)	1,693,000	0.26
Cancelled	60,000	(60,000)	0.25

Balance at December 31, 1999	8,367,000	1,633,000	0.26
Adoption of the 2000 Director Plan	300,000
Granted	(903,200)	903,200	1.98
Cancelled	369,500	(369,500)	0.92
Exercised	—	(10,500)	0.25

Balance at December 31, 2000	8,133,300	2,156,200	0.87
Adoption of the 2001 Plan	10,000,000
Granted	(13,640,137)	13,640,137	0.25
Cancelled	1,296,832	(1,296,832)	1.22
Exercised		(1,392,899)	0.02

Balance at December 31, 2001	5,789,995	13,106,606	$0.29

      The options outstanding and currently exercisable at December 31, 2001 are detailed as follows

	Options Outstanding			Options Current
				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Price

$0.00	8,164,306	6.28	$0.00	1,964,260	$0.00
$0.25 - $0.28	1,241,000	7.68	$0.27	136,707	$0.25
$0.34 - $0.62	1,722,100	9.65	$0.41	1,875	$0.41
$1.18	1,509,700	9.45	$1.18	79,300	$1.18
$1.62 - $2.01	469,500	7.78	$1.94	119,500	$1.94

	13,106,606			2,301,642

      The weighted average fair value of options granted in fiscal years 2001 and 2000 and for period from April 20, 1999 (Date of Inception) through December 31, 1999 was $0.90, $0.34 and $0.05, respectively. Options exercisable were 2,301,642, 150,250 and 0 as of December 31, 2001, 2000 and 1999, respectively.

Fair value disclosures

      Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for the awards under the method prescribed by SFAS No. 123, the Company’s net

VIALTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss would have been increased to the pro forma amounts indicated below (amounts in thousands, except per share amounts):

			Period from
			April 20, 1999
	Year Ended		(Date of Inception)
	December 31,		Through December 31,

	2001	2000	1999	2001

Net loss:
As reported	$(35,949)	$(22,918)	$(1,220)	$(60,087)
Pro forma	$(42,284)	$(23,076)	$(1,225)	$(66,585)
Net loss per share — basic and diluted
As reported	$(0.83)	$(3.68)	$(0.71)	$(3.20)
Pro forma	$(0.98)	$(3.71)	$(0.71)	$(3.55)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Employee Stock Options

	2001	2000	1999

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.45%	6.25%	6.25%
Expected volatility	90%	0%	0%
Expected life (in years)	4	4	4

      For the fiscal year ended December 31, 2001, the Company calculated all option grants previous to August 21, 2001 using a 0% volatility and a 90% volatility thereafter, in order to give effect to the spin off transaction.

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Note 8:     Income Taxes

      Benefits from (provision for) income taxes consisted of the following:

			Period from
			April 20, 1999
			(Date of Inception)
	December 31,		to December 31,

	2001	2000	1999	2001

	(Amounts in thousands)
Current:
Federal	$—	$—	$707	$707
State	—	260	93	353

Total benefit from (provision for) income taxes	$—	$260	$800	$1,060

VIALTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      There was no federal income tax provision in 2001 and 2000 and no state income tax provision in 2001 because the Company’s operations resulted in pre-tax losses. The Company filed a consolidated federal tax return with ESS in 1999 and a consolidated state tax return with ESS in 2000 and 1999. As a result, ESS realized a tax benefit of $0, $260,000 and $800,000 for utilizing the Company’s net operating losses in 2001, 2000 and 1999, respectively. ESS reimbursed the Company for this tax benefit in accordance with the tax sharing arrangements between ESS and the Company.

      A reconciliation between the benefit from (provision for) income taxes computed at the federal statutory rate of 35% for the years ended December 31, 2001 and 2000 and for the period from April 20, 1999 (Date of Inception) to December 31, 1999 and December 31, 2001 and the benefit from (provision for) income taxes is as follows (amounts in thousands):

			Period from
			April 20, 1999
			(Date of Inception)
	December 31,		to December 31,

	2001	2000	1999	2001

	(Amounts in thousands)
Benefit from income taxes at statutory rate	$12,584	$7,830	$707	$21,121
State income taxes net of federal tax benefit	2,066	1,032	93	3,191
Other	391	883	3	1,277
Valuation allowance	(15,041)	(9,485)	(3)	(24,529)

Benefit from (provision for) income taxes	$—	$260	$800	$1,060

      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those used for federal and state income tax purposes. Significant components of deferred tax assets for federal and state income taxes are as follows (amounts in thousands):

	December 31,

	2001	2000

	(Amounts in thousands)
Net operating loss carryforwards	$15,506	$5,454
Depreciation & amortization	3,271	1,368
Accruals & reserves	4,563	2,350
Federal/ State credits carryforward	1,607	748
Other	751	737

Gross deferred tax assets	25,698	10,657
Valuation allowance	(25,698)	(10,657)

Net deferred tax assets	$—	$—

      Deferred tax assets at December 31, 2001 and 2000 primarily relate to net operating losses, depreciation and amortization, and accruals. A valuation allowance has been provided in an amount equal to these assets due to the uncertainty of their realization.

      As at December 31, 2001, the Company had approximately $41.9 million and $ 14.6 million of federal and state net operating loss carryforward, respectively. These losses will begin expiring in 2020 and 2007, respectively.

VIALTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has credit carryforwards of approximately $784,000 and $1,266,000 or federal and state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2020. The California credits can be carried forward indefinitely.

      Under the Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. If the Company should have an ownership change, as defined by tax law, utilization of the carryforwards could be restricted.

Note 9:     Employee Benefit Plans

      In August 2001, the Vialta, Inc. 401(k) Plan was adopted. The plan is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the terms of the 401(k) plan, eligible employees may elect to contribute a portion of their compensation as salary deferral contributions to the 401(k) plan, subject to certain statutorily prescribed limits. The 401(k) plan also permits, but does not require, Vialta to make discretionary matching contributions and discretionary profit-sharing contributions. As a tax-qualified plan, contributions to the 401(k) plan are generally deductible by Vialta when made, and are not taxable to participants until distributed from the 401(k) plan. Under the 401(k) plan, participants may direct the trustees to invest their accounts in selected investment options. Vialta did not make any matching contributions or discretionary profit-sharing contributions in the years ended December 31, 2001 and 2000 and in the period from April 20, 1999 (Date of Inception) through December 31, 1999.

Note 10.     Segment and Geographic Information

      Vialta operates as one segment. Information about long-lived assets is as follows (amounts in thousands):

	December 31,

	2001	2000

United States	$7,108	$9,362
Hong Kong	40	32
Canada	895	833

Total long-lived assets, excluding long-term investments	$8.043	$10,227

Note 11:     Licensing Agreements

      On January 17, 2002 Vialta entered into a licensing agreement with Artisan Home Entertainment whereby Vialta was granted a non-exclusive license to reproduce and distribute motion picture titles from Artisan’s library over a five year period. Vialta agreed to provide up to $10 million to the entertainment company in a combination of license fee payments and investment in subordinate notes. Interest on the note is accrued at a rate of 7.5%, and repayment of the note is due on the third anniversary of the note. License fees payable under the license agreement will be applied first to interest payments due and then to principal.

VIALTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12:     Commitments

      In January 2000, Vialta entered into non-cancelable lease agreements for its office in various locations and with various expiration dates through 2006. Under the terms of these leases, future minimum rental payments are as follows:

Amounts In thousands

Year ending December 31, 2001
2002	$2,308
2003	2,265
2004	349
2005	147
2006	110

      Rent expense was approximately $2,121,000, $93,000 and $13,000 for the years ended December 31, 2001 and 2000, and for the period from April 20, 1999 (Date of Inception) through December 31, 1999, respectively.

Note 13:     Legal Matters

      From time to time, Vialta is involved in litigation in the normal course of business. The outcome of matters to date will not have a material adverse effect on Vialta’s consolidated financial position, results of operations or cash flows.

Selected Quarterly Operation Results (un-audited)

      The following table presents un-audited quarterly financial information for each of the Company’s last eight quarters. This information has been derived from the Company’s un-audited financial statements and has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Form 10-K. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the quarterly results.

	For the Three Months Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2001	2001	2001	2001	2000	2000	2000	2000

	(Amounts in thousands, except per share data)
Operating expenses:
Research and development	$4,528	$5,363	$5,446	$9,913	$5,678	$4,028	$3,733	$6,119
Sales and marketing	995	1,163	838	743	600	565	816	946
General and administrative	2,357	2,247	2,412	2,290	1,153	1,764	1,935	1,847

Operating loss	(7,880)	(8,773)	(8,696)	(12,946)	(7,431)	(6,357)	(6,484)	(8,912)

Interest income, net	1,230	1,055	801	520	1,951	2,014	1,944	1,779
Other income (expenses)	(19)	15	(1,097)	(165)	(1)	338	(1,679)	(340)

Loss before income tax benefit	(6,669)	(7,703)	(8,992)	(12,591)	(5,481)	(4,005)	(6,219)	(7,473)
Income tax benefit	—	—	—	—	65	65	65	65
Net loss	$(6,669)	$(7,703)	$(8,992)	$(12,591)	$(5,416)	$(3,940)	$(6,154)	$(7,408)

Net loss per share attributable to common shares — basic & diluted	$(1.07)	$(1.23)	$(0.13)	$(0.15)	$(0.87)	$(0.63)	$(0.99)	$(1.19)

Weighted average common shares outstanding	6,231	6,240	70,945	86,780	6,220	6,220	6,220	6,227

Item 9:     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

      Certain information required by Part III is omitted from this Report since the Company plans to file with the Securities and Exchange Commission the definitive proxy statement for its 2001 Annual Meeting of Shareholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10:     Directors and Executive Officers of the Registrant

      The information concerning the Company’s directors and certain information concerning the Company’s Executive Officers required by this Item is incorporated by reference in the Company’s Proxy Statement, which the Company will file with the Commission not later than 120 days after its fiscal year-end. The notes concerning the Company’s executive officers required by this Item is set forth at the end of Part I in a section captioned “Executive Officers of the Registrant,” above.

Item 11:     Executive Compensation

      The information required by this Item is incorporated by reference to the sections in the Company’s Proxy Statement entitled “Executive Compensation,” which the Company will file with the Commission not later than 120 days after its fiscal year-end.

Item 12:     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference in the Company’s Proxy Statement, which the Company will file with the Commission not later than 120 days after its fiscal year-end.

Item 13:     Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference in the Company’s Proxy Statement, which the Company will file with the Commission not later than 120 days after its fiscal year-end.

PART IV

Item 14:     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements

See the Consolidated Financial Statements and Supplementary Data at Item 8 of this report.

      (2) Financial Statement Schedules

No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements and Supplementary Data or notes thereto at Item 8 of this report.

      (3) Exhibits

See Exhibit Index for the exhibits filed as part of or incorporated by reference into this report.

      (b) Reports on Form 8-K.

The Company did not file any Reports on Form 8-K during the fourth quarter of 2001.

      With the exception of the information incorporated by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Shareholders in Items 10, 11, 12 and 13 of Part III, the Proxy Statement is not deemed to be filed as part of this Report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIALTA, INC.

By:	/s/ DIDIER PIETRI

Didier Pietri
President and Chief Executive Officer

Date: March 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DIDIER PIETRI Didier Pietri	President and Chief Executive Officer (principal executive officer)	March 27, 2002

/s/ JAMES ALLISON James Allison	Controller (principal financial officer)	March 27, 2002

/s/ FRED S.L. CHAN Fred S.L. Chan	Chairman of the Board	March 27, 2002

/s/ HERBERT CHANG Herbert Chang	Director	March 27, 2002

/s/ MATTHEW K. FONG Matthew K. Fong	Director	March 27, 2002

/s/ MASAHARU SHINYA Masaharu Shinya	Director	March 27, 2002

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Form of Master Distribution Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.1 to Form 10 File No. 000-32809)
2.2	Form of Master Technology Ownership and License Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.2 to Form 10 File No. 000-32809)
2.3	Form of Employee Matters Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.3 to Form 10 File No. 000-32809)
2.4	Form of Tax Sharing and Indemnity Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.4 to Form 10 File No. 000-32809)
2.5	Form of Real Estate Matters Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.5 to Form 10 File No. 000-32809)
2.6	Form of Master Confidential Disclosure Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.6 to Form 10 File No. 000-32809)
2.7	Form of Master Transitional Services Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.7 to Form 10 File No. 000-32809)
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit No. 4.1 to Form S-8 File No. 333-65752)
3.2	Amended and Restated Bylaws of the Registrant (Exhibit No. 4.2 to Form S-8 File No. 333-65752)
4.1	Form of Class A Common Stock Certificate of the Registrant (Exhibit No. 4.1 to Form 10 File No. 000-32809)
4.2	Form of Class B Common Stock Certificate of the Registrant (Exhibit No. 4.2 to Form 10 File No. 000-32809)
10.1	1999 Stock Incentive Plan (Exhibit No. 10.1 to Form 10 File No. 000-32809)*
10.2	2000 Directors Stock Option Plan (Exhibit No. 10.2 to Form 10 File No. 000-32809)*
10.3	2001 Nonstatutory Stock Option Plan, as amended on August 1, 2001 (Exhibit No. 10.3 to Form 10 File No. 000-32809)*
10.4	2001 Employee Stock Purchase Plan (Exhibit No. 10.4 to Form 10 File No. 000-32809)*
10.5	Lease Agreement between the Registrant and ESS Technology, Inc. for the premises located at 48461 Fremont Boulevard, Fremont, California (Exhibit No. 10.5 to Form 10 File No. 000-32809)
10.6	Purchase Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 10.6 to Form 10 File No. 000-32809)
10.7	DVD Manufacturing License Agreement between the Registrant and Macrovision Corporation (Exhibit No. 10.7 to Form 10 File No. 000-32809)
10.8	Offer Letter Agreement between the Registrant and Charles Root (Exhibit No. 10.8 to Form 10 File No. 000-32809) *
10.9	Lease Agreement between the Registrant and 235 Investments Limited for the premises located at 235 Yorkland Boulevard, Ontario, Canada (Exhibit No. 10.9 to Form 10 File No. 000-32809)
10.10	Lease Agreement between Vialta.com Hong Kong Company Limited and Upcentre Investments Limited for the premises located at 238 Nathan Road, Kowloon, Hong Kong (Exhibit No. 10.10 to Form 10 File No. 000-32809)
10.11	Trademark License Agreement between the Registrant and Digital Theater Systems, Inc. (Exhibit No. 10.11 to Form 10 File No. 000-32809)
10.12	Software License Agreement between the Registrant and EnReach Technology, Inc. (Exhibit No. 10.12 to Form 10 File No. 000-32809)
10.13	Offer Letter Agreement between the Registrant and Didier Pietri (Exhibit No. 10.13 to Form 10 File No. 000-32809)*

Exhibit
Number	Description of Exhibit

10.14	Offer Letter Agreement between the Registrant and Steve Charng (Exhibit No. 10.5 to Form 10 File No. 000-32809)
10.15	Offer Letter Agreement between the Registrant and Michael Wang (Exhibit No. 10.9 to Form 10 File No. 000-32809)
10.16	Promissory Note between the Registrant and Artisan Entertainment, Inc.
21.1	Subsidiaries of the Registrant (Exhibit No. 21.1 to Form 10 File No. 000-32809)
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

*	Indicates a management contract or compensatory plan.