Form 10-Q
period 2002-03-31
VIALTA INC
filed 2002-05-15
CIK 1141363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2002.

OR

[ ]	Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from: ___________ to: __________ .

Commission file number 0-32809

VIALTA, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3337326 (I.R.S. Employer Identification No.)

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

     Yes [   ] No [X]

     The number of outstanding shares of the registrant’s Class A common stock, par value $0.001 per share, on April 23, 2002 was 43,010,959 shares. The number of outstanding shares of the registrant’s Class B common stock, par value $0.001 per share, on April 23, 2002 was 40,580,375 shares.

VIALTA, INC.

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited):
Condensed Consolidated Balance Sheets — March 31, 2002 and December 31, 2001
Condensed Consolidated Statements of Operations — three months ended March 31, 2002 and 2001, and period from April 20, 1999 (date of inception) through March 31, 2002
Condensed Consolidated Statements of Cash Flows — three months ended March 31, 2002 and 2001, and period from April 20, 1999 (date of inception) through March 31, 2002
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

VIALTA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2002	2001

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$49,970	$61,886
Short-term investments	9,459	5,542
Prepaid expenses and other current assets	3,193	2,989

Total current assets	62,622	70,417
Property and equipment, net	6,307	7,831
Long term investments and other assets	84	4,276
Content licenses	6,131	1,342

Total assets	$75,144	$83,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$682	$760
Accrued expenses and other current liabilities	2,981	2,827

Total current liabilities	3,663	3,587

Stockholders’ equity:
Common stock	93	92
Additional paid-in capital	144,096	144,164
Deficit accumulated during the development stage	(66,626)	(60,087)
Accumulated other comprehensive income	66	156
Treasury stock	(6,148)	(4,046)

Total stockholders’ equity	71,481	80,279

Total liabilities and stockholders’ equity	$75,144	$83,866

See accompanying notes to the condensed consolidated financial statements.

VIALTA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Period from
			April 20,
			1999
			(Date of
	Three months ended		of Inception)
	March 31,		Through
			March 31,
	2002	2001	2002

	(in thousands, except per share data)
Operating expenses:
Research and development	$4,223	$4,528	$50,400
Amortization of content licenses	253	—	253
Sales and marketing	614	995	7,941
General and administrative	1,812	2,357	18,322

Operating loss	(6,902)	(7,880)	(76,916)

Interest income, net	363	1,230	12,169
Other expenses	—	(19)	(2,939)

Loss before income tax benefit	(6,539)	(6,669)	(67,686)
Income tax benefit	—	—	1,060

Net loss	$(6,539)	$(6,669)	$(66,626)

Net loss per share:
Basic and diluted	$(0.08)	$(1.07)	$(2.74)

Weighted average common shares outstanding	85,240	6,231	24,297

See accompanying notes to the condensed consolidated financial statements.

VIALTA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			April 20,
			1999
			(Date of
	Three months ended		Inception)
	March 31,		Through
			March 31,
	2002	2001	2002

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,539)	$(6,669)	$(66,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,818	1,235	11,544
Amortization of content license fees	253	—	253
Write-down of long-term investment	—	—	2,750
Changes in assets and liabilities:
Inventories	—	(504)	—
Prepaid expenses and other current assets	(204)	1,177	(3,116)
Accounts payable and accrued liabilities	(1)	95	3,586

Net cash used in operating activities	(4,673)	(4,666)	(51,609)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available-for-sale investments	—	—	(136,776)
Proceeds from maturity and sale of available-for-sale investments	57	27,112	127,383
Purchase of long-term investments	—	(2,000)	(6,100)
Purchase of content licenses	(5,042)	(231)	(6,384)
Acquisition of property and equipment	(166)	(1,584)	(14,585)

Net cash provided by (used in) investing activities	(5,151)	23,297	(36,462)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable to related party	—	(30,000)	—
Proceeds from issuance of redeemable convertible preferred stock	—	—	142,600
Proceeds from issuance of common stock	10	—	1,589
Repurchase of common stock	(2,102)	—	(6,148)

Net cash provided by (used in) financing activities	(2,092)	(30,000)	138,041

Net increase in cash and cash equivalents	(11,916)	(11,369)	49,970
Cash and cash equivalents, beginning of the period	61,886	109,378	—

Cash and cash equivalents, end of the period	$49,970	$98,009	$49,970

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITY:
Cash paid for interest	$—	$194	$194

Issuance of note receivable in connection with issuance of common stock	$—	$—	$1,475

See accompanying notes to the condensed consolidated financial statements.

VIALTA, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. THE COMPANY

     Vialta, Inc. (“Vialta” or the “Company”) was incorporated in California on April 20, 1999 and reincorporated in the State of Delaware on April 20, 2001. Vialta has developed a multi-purpose DVD player (“ViDVD”) that offers Internet access and other features, such as CD, MP3, karaoke, and support for other audio and video formats. These features differentiate it from most DVD players currently available in the U.S. consumer market. This ViDVD player is the first product offering from Vialta’s digital home entertainment platform, which the Company anticipates will grow to support a family of multimedia Internet appliances. Vialta commenced shipments of the ViDVD through retail distribution channels in the third quarter of 2001. The Company is also developing a videophone converter, known as BeamerTM, that will allow consumers to transform their standard phone into a videophone, delivering a live motion color video picture over regular phone lines at no additional cost to a regular call.

     Since its inception, Vialta has been in the development stage, and has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the cumulative period ended March 31, 2002, Vialta incurred a loss from operations of approximately $76.9 million and negative cash flows from operations of $51.6 million. Management expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses will increase significantly from current levels because of additional costs and expenses related to marketing activities, continued expansion of operations, continued development of Vialta’s web site and information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management believes that Vialta has sufficient cash, cash equivalents, and short term investments to fund its development and growth through March 31, 2003. However, in the longer term, failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on Vialta’s ability to achieve its intended business objectives.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect only those normal recurring adjustments necessary for a fair statement of the financial position, operating results and cash flows of the Company for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001 and the period from April 20, 1999 (date of inception) through December 31, 2001, included in the Company’s Annual Report on Form 10-K filed on March 27, 2002. The results of operation for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for any other periods or for the fiscal year ending December 31, 2002.

Interim unaudited information

     Preparing the Company’s financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the close of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications

     Certain prior year balances have been reclassified to conform to the current financial statement presentation.

Comprehensive Income (Loss)

     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”) establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The difference between net loss and comprehensive loss at March 31, 2002 was $90,000 related to unrealized losses on available-for-sale investments. Comprehensive loss for the three months ended March 31, 2002 was approximately $6,629,000. For the three months ended March 31, 2001, comprehensive loss approximated net loss.

NOTE 3. RELATED PARTY TRANSACTIONS

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

     In January 2000, Vialta entered into an Assignment of Intellectual Property Agreement with ESS whereby Vialta paid ESS $2.0 million for the transfer of the Videophone and EnReach-based web browser technologies. Such transfer was done based on actual costs incurred. No fees were paid under this agreement for each of the three months ended March 31, 2002 and 2001.

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

     On August 20, 2001, Vialta re-executed the aforementioned existing agreements with ESS as a result of the spin-off of Vialta from ESS. Under the re-executed Administrative and Management Service Agreement, Vialta provided services to ESS in the amount of $102,600 for the three months ended March 31, 2002.

     On August 20, 2001, Vialta entered into a Commercial Lease Agreement with ESS whereby ESS will lease a freestanding building in Fremont, California to Vialta for a fixed monthly fee. The lease expires on December 31, 2003.

     On August 20, 2001, Vialta entered into an Employee Matters Agreement with ESS whereby Vialta will continue to provide employment and employee benefits to all active employees and former employees subject to certain limitations. No fees were paid under this agreement for each of the three months ended March 31, 2002 and 2001.

     The Company anticipates that it will continue to receive such services from ESS under the terms of the agreements. The following table summarizes the activities between the Company and ESS for the periods presented:

	Three Months Ended
	March 31,

	2002	2001

	(Amounts in thousands)
Net receivables at beginning of period	$64	$650

Charges by Vialta to ESS:
Administrative & management service fees	103	—
Spin-off related charges	125	—
Payments made by Vialta on behalf of ESS	79	—

Charges by ESS to Vialta
Research & development service fees	—	(602)
Administrative & management service fees	(88)	(1,075)
Purchase agreement	(16)	(637)
Commercial lease agreement	(463)	—

Cash receipts from ESS	(185)	(650)

Cash payments made to ESS	480	1,982

Net receivables (payables) at end of period	$99	$(332)

NOTE 4. BALANCE SHEET COMPONENTS

	March 31,	December 31,
	2002	2001

	(Amounts in thousands)
Cash and Cash Equivalents
Cash and money market funds, at cost which approximates fair value	$49,970	$61,886

Marketable Securities
U.S. Government debt securities	$4,242	$4,274
Corporate debt securities	5,217	5,332

	9,459	9,606
Due between one and two years	—	4,064

Due within one year	$9,459	$5,542

Property and Equipment
Machinery and equipment	$7,305	$7,149
Furniture and fixtures	607	607
Software and web site development cost	5,173	6,663

	13,085	14,419
Less: Accumulated depreciation	(6,778)	(6,588)

	$6,307	$7,831

Long-term Investments and Other Assets
Long-term investments in marketable securities	$—	$4,064
Other investments	38	166
Deposit	46	46

	$84	$4,276

Accrued Expenses and Other Current Liabilities
Accrued compensation costs	$2,300	$2,441
Other	681	386

	$2,981	$2,827

NOTE 5. NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128, requires the Company to report both basic net income (loss) per share, which is based on the weighted-average number of common shares outstanding, and diluted net income per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

			For the Period from
	For the three months ended		April 20, 1999 (Date
	March 31,		of inception)
			Through March 31,
	2002	2001	2002

	(Amounts in thousands, except per share amounts)

Net loss	$(6,539)	$(6,669)	$(66,626)
Basic and diluted weighted average common shares outstanding	85,240	6,231	24,297
Basic and diluted net loss per share	$(0.08)	$(1.07)	$(2.74)

     The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated:

			For the Period from
	For the three months ended		April 20, 1999 (Date
	March 31,		of inception)
			Through March 31,
	2002	2001(1)	2002(1)

	(Amounts in thousands)

Effect of common stock equivalents:
Options outstanding	11,823	2,102	11,823
Preferred stock outstanding	—	91,000	91,000

Total common stock equivalents excluded	11,823	93,102	102,823

(1)	The dilutive net loss per share calculation excludes the effect of the preferred stock outstanding through July 24, 2001, the date of the re-capitalization. Subsequent to this date, the preferred stock was included within the weighted basic shares outstanding calculation.

NOTE 6. COMMON STOCK REPURCHASES

     From January 1, 2002 through March 31, 2002, Vialta repurchased approximately 1,625,000 shares of common stock for an aggregate cost of $2.1 million. From April 1, 2002 through May 8, 2002 Vialta repurchased approximately 1,448,000 shares of common stock for an aggregate cost of $1.2 million, and approximately 691,000 remaining shares are authorized for repurchase.

NOTE 7. SEGMENT AND GEOGRAPHIC INFORMATION

     Vialta operates as one segment. Information about long-lived assets, excluding content licenses, long-term investments and other assets is as follows:

	March 31,	December 31,
	2002	2001

	(Amounts in thousands)

United States	$5,445	$6,896
Hong Kong	37	40
Canada	825	895

Total long-lived assets, excluding content licenses, long-term investments and other assets	$6,307	$7,831

NOTE 8. CONTENT LICENSES

     On January 17, 2002, Vialta entered into a licensing agreement with an entertainment company under which Vialta was granted a non-exclusive license to reproduce and distribute motion picture titles from the entertainment company’s library over a five year period. Under this agreement, Vialta agreed to pay the entertainment company $10.0 million, of which $5.0 million was paid during the quarter ended March 31, 2002 and $5.0 million was paid in April 2002. The first $5.0 million payment has been accounted for as the costs of acquiring content licenses. Such costs are to be expensed based on the greater of the royalty amounts due to the entertainment company based on actual usage or amortization on a straight-line basis over the estimated life of three years. The second $5.0 million payment is initially for a promissory note to Vialta in the amount of $5.0 million bearing interest of 7.5% and due at the end of three years. If Vialta makes certain elections, the promissory note will be cancelled in exchange for additional content licenses.

NOTE 9. LEGAL MATTERS

     From time to time, Vialta is involved in litigation in the normal course of business. The Company believes that the outcome of matters to date will not have a material adverse effect on Vialta’s consolidated financial position, results of operations or cash flows.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes forward-looking statements with respect to our future financial performance. Actual results may differ materially from those currently anticipated depending on a variety of factors, including those described below under the sub-heading, “Cautionary Statement Regarding Forward-Looking Statements” as well as “Other Factors That May Affect Our Business and Future Results” and the risks discussed in our most recent filing with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and notes thereto that appear elsewhere in this report. References herein to “we,” “our,” “us” and similar words or phrases are references collectively to Vialta, Inc. and its subsidiaries.

Overview

     We were incorporated on April 20, 1999 as a wholly owned subsidiary of ESS. We develop and market consumer electronics products designed to maximize the advantages of digital technology in a convenient, affordable and easy-to-use manner. We have developed a multi-media DVD player that offers Internet access and other features that differentiate it from most DVD players currently available in the U.S. consumer market. Our ViDVD player is the first product offering to utilize our digital home entertainment platform, which we anticipate will grow to support a family of products, as well as a complementary system for the delivery of home entertainment content. The ViDVD is a multi-purpose home entertainment device that enables consumers to play DVD, CD, MP3, karaoke and other audio and video formats and to browse the Internet through their television. We also expect to introduce our proprietary, encrypted ViMagazine discs, which will provide consumers with the opportunity to purchase one or more selections from a variety of movies, karaoke titles and other home entertainment content. Our goal is to make the ViDVD the centerpiece of home entertainment systems, combining Internet access with the features of several current consumer electronics devices into a single affordable product.

     We are also developing, as part of our consumer electronics focus, a videophone converter, known as Beamer™, that will allow consumers to transform their standard phone into a videophone, delivering a live motion color video picture over regular phone lines at no additional cost to a regular call.

     Through March 31, 2002, we have had no revenues from operations and have historically used vendor credit and private offerings of convertible preferred stock and common stock to fund our operations and provide for capital requirements during our development stage. For the three months ended March 31, 2002 and 2001, we had net losses of $6.5 million and $6.7 million, respectively, and expect to continue to incur losses in the second, third and fourth quarters of fiscal year 2002. The losses reflect our cash burn rate and amortization of content licenses and investments for the periods indicated. From inception through March 31, 2002, we had a net loss of $66.6 million. We commenced shipments of the ViDVD during the third quarter of 2001 and, as a result, experienced a significant increase in working capital requirements due to internal inventory requirements, which were partially offset by extended credit terms from suppliers and purchases of content licenses.

Results of Operations

For the three months ended March 31, 2002 compared with three months ended March 31, 2001

     The following table discloses key elements of the statements of operations, expressed as a percentage of total operating expenses.

	Three months ended
	March 31,

	2002	2001

Operating expenses:
Research and development	61%	57%
Amortization of content licenses	4%	—
Sales and marketing	9%	13%
General and administrative	26%	30%

Operating loss	100%	100%
Interest income and other expenses, net	5%	15%
Net loss	95%	85%

     Research and Development. Research and development expenses were $4.2 million for the three months ended March 31, 2002, or 61% of operating expenses, compared to $4.5 million, or 57% of operating expenses for the three months ended March 31, 2001. The decrease in absolute dollars was primarily due to reductions in payroll and payroll related expenses as a result of organizational restructuring initiated in August 2001. We expect research and development spending, in absolute dollars, to be approximately flat in future periods since we have completed the core development of our first series of products.

     Amortization of Content Licenses. Amortization of content licenses was $0.3 million in the three months ended March 31, 2002, or 4% of operating expenses. Starting in the current fiscal quarter, we began to amortize our content licenses, over a three year period in anticipation of the launch of ViMagazine to registered users of our ViDVD. We expense content license fees paid to one entertainment company based on the greater of the royalty amounts due to the entertainment company based on actual usage or amortization on a straight-line basis over the estimated life of three years. Content license fees paid to other companies are amortized over the estimated life of three years on a straight-line basis.

     Sales and Marketing. Sales and marketing expenses were $0.6 million for the three months ended March 31, 2002, or 9% of operating expenses, compared to $1.0 million, or 13% of operating expenses, for the first three months of fiscal year 2001. The decrease was primarily due to reductions in payroll and payroll related expenses as a result of organizational restructuring initiated in August 2001 and lower marketing expenses due to productivity gains through the build out of marketing infrastructure. We expect sales and marketing spending to increase in future periods due to the marketing of the ViDVD, Beamer™ and additional products in 2002 and 2003.

     General and Administrative. General and administrative expenses were $1.8 million for the three months ended March 31, 2002, or 26% of operating expenses, compared to $2.4 million, or 30% of operating expenses, for the three months ended March 31, 2001. The decrease was primarily due to reductions in payroll and other expenses, due to reduced headcount, productivity gains through the build out of general and administrative infrastructure, and lower reimbursements to ESS for administrative and management services. We expect general and administrative expense spending to be relatively constant, in terms of absolute dollars, in future periods as our build out of infrastructure moderates.

     Nonoperating Income. Net nonoperating income was $0.4 million for the three months ended March 31, 2002 compared to $1.2 million for the three months ended March 31, 2001. Net nonoperating income consists primarily of net interest income. The decrease in net interest income was primarily due to lower cash balances and lower yields on marketable securities during the first three months of fiscal year 2002 as compared to the first three months of fiscal year 2001.

     Net Loss. We incurred a net loss of $6.5 million for the three months ended March 31, 2002, compared to $6.7 million for the three months ended March 31, 2001. The decrease in net loss was primarily due to reductions in payroll and other expenses, due to reduced headcount, and productivity gains through the build out of our infrastructure to meet our administrative and operational needs as a stand-alone company. Offsetting these gains was lower interest income associated with lower cash balances during the first quarter of fiscal year 2002.

Liquidity and Capital Resources

     As of March 31, 2002, we had $59.4 million in cash, cash equivalents and available-for-sale investments compared to $71.5 million as of December 31, 2001, reflecting a decrease of $12.1 million.

     Our principal sources of liquidity are cash, cash equivalents and available-for-sale investments. Net cash used in operating activities was approximately $4.7 million for each of the three months ended March 31, 2002 and 2001. For the three months ended March 31, 2002 and 2001, we had a net loss of $6.5 million and $6.7 million, respectively, and we expect to continue to incur losses in each of the remaining quarters of fiscal year 2002. The losses reflect our cash burn rate and amortization of content licenses and investments for the periods indicated. In the first quarter of 2001, we had not begun shipments of our first product. Shipments began during the third quarter of 2001 and, as a result, we experienced a significant increase in working capital requirements due to internal inventory requirements and purchases of content licenses.

     Capital expenditures for the 12-month period ending March 31, 2003 are anticipated to be approximately $5.9 million, primarily budgeted to acquire content licenses for ViMagazine and capital equipment. Net inventory build requirements are expected to be approximately $7.8 million during the 12-month period ending March 31, 2003. We may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies and media content which may significantly increase our planned requirements for capital. In addition, from time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investments in, such businesses, products or technologies owned by third parties.

     In September 2001, the Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock in the open market over a 12 month period. During the three months ended March 31, 2002, Vialta repurchased approximately 1,625,000 shares of common stock for an aggregate cost of $2.1 million. As of March 31, 2002, approximately 2,139,000 shares remained authorized for repurchase.

     In January 2000, Vialta entered into a non-cancelable lease agreement for its headquarters that will expire in 2003. Under the terms of this and other leases, with various expiration dates through 2006, Vialta’s future minimum rental payments are as follows:

Amounts in
Year ending December 31,	thousands

2002	$2,308

2003	2,265
2004	349
2005	147
2006	110

     We believe that our existing cash and cash equivalents, and short-term investments will be sufficient to fund planned acquisitions of inventory, property and equipment and to provide adequate working capital, at current operating levels, through at least the 12-month period ending March 31, 2003. However, to achieve our longer-term goals of introducing additional products and services to consumers, we believe we will need to raise additional capital, which may not be available on acceptable terms, if at all. We have historically used vendor credit as well as private offerings of convertible preferred stock and common stock to fund operations and provide for capital requirements. However, the price per share of any future equity-related financing will be determined at about the time the offering is made and cannot be anticipated at this time. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders will be reduced and such equity securities may have rights, preferences or privileges better than those of current stockholders. We cannot assure you that any additional financing will be available or that, if available, it will be sufficient or it can be obtained on terms favorable to us or our stockholders. If adequate funds are not available if and when needed, we would be required to delay, limit or eliminate some or all of our proposed operations.

Critical Accounting Policies

     Our critical accounting policies were disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2001. On an ongoing basis, we re-evaluate our judgments and estimates including those related to valuation of inventories, valuation of long-lived assets and certain risks and concentrations. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. We apply our estimates and judgments consistently for all periods presented.

Other Factors That May Affect Our Business and Future Results

     Factors that could impact Vialta’s future business, consolidated financial position, results of operations or cash flows and cause future results to differ from our expectations include the following: market acceptance of our current and future product offerings; the ability to achieve revenues and profitability; the ability to raise additional capital; competition; the availability of intellectual property licenses; pricing pressures; the dependence on a limited number of products and the need to develop new products and features; the success of the ViMedia content delivery system and its impact on the demand for the ViDVD player; component supply shortages; the availability of content licenses; potential conflicts with ESS Technology, Inc., our previous parent; the success of current distribution and retailing relationships and the ability to enter into additional agreements; risks associated with the expansion of our business, including increased costs and the strain on management and other resources; the risk of product defects, system failures or interruptions; general economic, political and regulatory changes including in Asia; claims by third parties of intellectual property infringement; dependence on key management personnel and the need to attract and retain additional qualified personnel; risks associated with possible business acquisitions; regulatory changes that affect consumer electronics, telecommunications, copyrights or the internet; quarterly fluctuations in operating results; risks of class action lawsuits based on fluctuations in our stock price; seasonal trends; and uncertainties raised by the tax-free status of our spin-off from ESS, as well as risks identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and other filings with the Securities and Exchange Commission.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Interest Rate Risks. We invest in short-term and long term investments. Consequently, we are exposed to fluctuation in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for sale, and at March 31, 2002, are recorded at market values.

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

PART II. OTHER INFORMATION

ITEM 3: Legal Proceedings

     In August 2001, Professional Staffing Corporation (“PSC”) filed a lawsuit against Vialta in The Superior Court of California, County of Alameda, Case No. 2001-22331, alleging causes of action for breach of contract and fraud. In December 2001, Vialta answered and filed a cross-complaint alleging cause of action for breach of contract, breach of the covenant of good faith and fair dealing, fraud, unfair competition, and abuse of process. In the past, PSC had provided temporary information technology workers to Vialta on an ongoing basis, and prior to the suit being filed, Vialta in July voluntarily withheld payment to PSC of $92,095 of outstanding invoices pending the results of an in-house audit. Vialta believes that PSC has in fact breached the contract and that we may have been substantially overcharged for services provided by PSC. This matter is in pre-trial discovery, and currently there is no date set for trial. Vialta will vigorously defend the litigation, and is engaging in settlement negotiations.

ITEM 4: Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarter ended March 31, 2002.

ITEM 6: Exhibits and Reports on Form 8-K

(a)	Exhibits. None.

(b)	Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

VIALTA, INC. (Registrant)

Date: May 15, 2002	By:	/s/ Fred S.L. Chan

Fred S.L. Chan Chairman of the Board of Directors

	By:	/s/ James Allison

James Allison Controller (principal accounting officer)