Form 10-Q
period 2002-06-30
VIALTA INC
filed 2002-08-14
CIK 1141363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2002.

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

Yes [ ] No [X]

     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, on August 5, 2002 was 83,179,930 shares.

VIALTA, INC.

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements (unaudited):	3

	Condensed Consolidated Balance Sheets — June 30, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Operations — three months and six months ended June 30, 2002 and 2001, and period from April 20, 1999 (date of inception) through June 30, 2002	4

	Condensed Consolidated Statements of Cash Flows — six months ended June 30, 2002 and 2001, and period from April 20, 1999 (date of inception) through June 30, 2002	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II.	OTHER INFORMATION	16

Item 1.	Legal Proceedings	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Matters	16

Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES		17

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

VIALTA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)

	June 30, 2002	December 31, 2001

Assets
Current assets:
Cash and cash equivalents	$40,183	$61,886
Restricted cash	1,738	—
Short-term investments	7,019	5,542
Prepaid expenses and other current assets	3,048	2,989

Total current assets	51,988	70,417
Property and equipment, net	4,630	7,831
Long-term investments	—	4,064
Content licenses	10,185	1,342
Other assets	45	212

Total assets	$66,848	$83,866

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,194	$760
Accrued expenses and other current liabilities	3,426	2,827

Total current liabilities	4,620	3,587
Stockholders’ equity:
Common stock, $0.001 par value	94	92
Additional paid-in capital	144,099	144,164
Deficit accumulated during the development stage	(74,490)	(60,087)
Accumulated other comprehensive income	52	156
Treasury stock	(7,527)	(4,046)

Total stockholders’ equity	62,228	80,279

Total liabilities and stockholders’ equity	$66,848	$83,866

See accompanying notes to the condensed consolidated financial statements.

VIALTA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

					Period from
	Three months ended		Six months ended		April 20, 1999
					(Date of
	June 30,	June 30,	June 30,	June 30,	Inception) Through
	2002	2001	2002	2001	June 30, 2002

Operating expenses:
Research and development	$5,118	$5,363	$9,341	$9,891	$55,518
Amortization of content licenses	947	—	1,200	—	1,200
Sales and marketing	732	1,163	1,346	2,158	8,673
General and administrative	1,427	2,247	3,239	4,604	19,749

	(8,224)	(8,773)	(15,126)	(16,653)	(85,140)
Interest income, net	372	1,055	735	2,285	12,541
Other expenses	(12)	15	(12)	(4)	(2,951)

Loss before income tax benefit	(7,864)	(7,703)	(14,403)	(14,372)	(75,550)
Income tax benefit	—	—	—	—	1,060

Net loss	$(7,864)	$(7,703)	$(14,403)	$(14,372)	$(74,490)

Net loss per share:
Basic and diluted	$(0.09)	$(1.23)	$(0.17)	$(2.31)	$(2.57)

Weighted average common shares outstanding	83,752	6,240	84,492	6,235	29,012

See accompanying notes to the condensed consolidated financial statements.

VIALTA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

			Period from
			April 20, 1999
	Six Months Ended		(Date of
			Inception) through
	June 30, 2002	June 30, 2001	June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,403)	$(14,372)	$(74,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,495	2,305	13,354
Amortization of content license fees	1,200	—	1,200
Write-down of long-term investments	39	—	2,789
Changes in assets and liabilities:
Prepaid expense and other assets	(59)	(1,166)	(3,048)
Restricted cash deposit	(1,738)	—	(1,738)
Accounts payable & accrued liabilities	956	2,026	4,620

Net cash flows used in operating activities	(10,510)	(11,207)	(57,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investment	—	(11,827)	(136,471)
Proceeds from sales of short-term investment	2,483	27,112	129,504
Purchase of long-term investment	—	(2,100)	(6,720)
Purchase of content licenses	(10,043)	(871)	(11,385)
Acquisition of property and equipment	(166)	(2,411)	(14,098)

Net cash flows provided by (used in) investing activities:	(7,726)	9,903	(39,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable to related party	—	(30,000)	—
Issuance of preferred stock	—	—	142,600
Issuance of common stock	14	4	1,593
Repurchase of common stock	(3,481)	—	(7,527)

Net cash flows provided by (used in) financing activities:	(3,467)	(29,996)	136,666

Net increase (decrease) in cash and cash equivalents	(21,703)	(31,300)	40,183
Cash and cash equivalents, beginning of the period	61,886	109,378	—

Cash and cash equivalents, end of the period	$40,183	$78,078	$40,183

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITY:
Cash paid for interest	$—	$194	$194

Issuance of note receivable in connection with issuance of common stock	$—	$—	$1,475

See accompanying notes to the condensed consolidated financial statements.

VIALTA, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

     Vialta, Inc. (“Vialta” or the “Company”) was incorporated in California in April 20, 1999 as a subsidiary of ESS Technology, Inc. (“ESS”) and reincorporated in the State of Delaware on April 20, 2001. In August 2001, Vialta was spun off by ESS as a distribution to its stockholders. Vialta has developed a multi-media DVD player (“ViDVD”) that offers Internet access and other features, such as CD, MP3, karaoke, and support for other audio and video formats. Vialta has also developed a phone video station, known as Beamer®, which will allow consumers to add video to their phone calls, delivering a live motion color video picture using a standard phone.

     Since its inception, Vialta has been in the development stage, and has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the cumulative period ended June 30, 2002, Vialta incurred losses of approximately $74.5 million and negative cash flows from operations of $57.3 million. Management expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses may increase from current levels because of additional costs and expenses related to marketing activities, continued expansion of operations, continued development of Vialta’s web site and information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Management believes that Vialta has sufficient cash, cash equivalents, and short-term investments to fund its development and growth through June 30, 2003. However, in the longer term, failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on Vialta’s ability to achieve its intended business objectives.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect only those normal recurring adjustments necessary for a fair statement of the financial position, operating results and cash flows of the Company for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001 and the period from April 20, 1999 (date of inception) through December 31, 2001, included in the Company’s Annual Report on Form 10-K filed on March 27, 2002. The results of operation for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for any other period or for the fiscal year ending December 31, 2002.

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

Cash and cash equivalents and restricted cash

     Vialta considers all highly liquid investments with an initial maturity of 90 days or less to be cash equivalents.

     During June 2002, the Company established a Letter of Credit for approximately $1,738,000 in favor of a third-party contract manufacturer. The Letter of Credit is secured by a Certificate of Deposit in the amount of approximately $1,738,000 and is disclosed as restricted cash. During July 2002, the Company established an additional Letter of Credit for approximately $2,420,000 in favor of the same third-party contract manufacturer. The Letter of Credit is secured by a Certificate of Deposit in the amount of approximately $2,420,000.

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

     The Company has not recognized revenues on shipments of products to date. Accounts receivable and deferred revenues have been recorded to reflect these shipment transactions.

Comprehensive Income (Loss)

     Comprehensive income is defined to include all changes in equity during a period from non-owner sources. The difference between net loss and comprehensive loss for the three months and six months ended June 30, 2002 was approximately $14,000 and $104,000, respectively, which related to unrealized losses on available-for-sale investments. Comprehensive loss for the three months and six months ended June 30, 2002 was approximately $7,878,000 and $14,507,000 respectively. For the three months and six months ended June 30, 2001, comprehensive loss approximated net loss.

NOTE 3. RELATED PARTY TRANSACTIONS

     The following is a summary of major transactions that resulted in charges by Vialta to ESS, which used to be the parent of Vialta, and by ESS to Vialta for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(amounts in thousands)
Net receivables (payables) at beginning of period	$99	$(332)	$64	$650
Charges by Vialta to ESS:
Administrative & management service agreement	99	—	202	—
Spin-off related charges	(125)	—	—	—
Payments made by Vialta on behalf of ESS	(65)	—	14	—
Charges by ESS to Vialta:
Research & development service fees	—	(667)	—	(1,269)
Administrative & management service fees	(49)	(1,077)	(136)	(2,152)
Purchase of products	(53)	(490)	(69)	(1,127)
Building lease	(463)	—	(926)	—
Cash receipts from ESS	(153)	(4)	(338)	(654)
Cash payments made to ESS	661	2,425	1,141	4,407

Net payables at end of period, included in accrued expenses and other liabilities	$(49)	$(145)	$(49)	$(145)

NOTE 4. BALANCE SHEET COMPONENTS

	June 30,	December 31,
	2002	2001

	(amounts in thousands)
Cash and Cash Equivalents
Cash and money market funds, at cost which approximates fair value	$40,183	$61,886

Restricted Cash
Certificate of deposit	$1,738	$—

Short-term and Long-term Investments
Certificate of deposit	$2,419	$—
U. S. Government debt securities	1,555	4,274
Corporate debt securities	3,045	5,332

	7,019	9,606
Due between one and two years	—	4,064

Due within one year	$7,019	$5,542

Prepaid Expenses and Other Current Assets
Miscellaneous receivables	$124	$—
Advances to subcontractors and other	2,924	2,989

	$3,048	$2,989

Property and Equipment
Machinery and equipment	$7,288	$7,149
Furniture and fixtures	592	607
Software and web site development cost	5,173	6,663

	13,053	14,419
Less: Accumulated depreciation	(8,423)	(6,588)

	$4,630	$7,831

Accrued Expenses and Other Current Liabilities
Accrued compensation costs	$2,254	$2,441
Deferred revenue	709	195
Other	463	191

	$3,426	$2,827

NOTE 5. NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share for the periods presented:

					For the Period from
	For the three months ended		For the six months ended		April 20, 1999
	June 30,		June 30,		(Date of Inception)
					Through
	2002	2001(1)	2002	2001(1)	June 30, 2002(1)

	(in thousands, except per share amounts)
Net loss	$(7,864)	$(7,703)	$(14,403)	$(14,372)	$(74,490)
Basic and diluted weighted average common shares outstanding	83,752	6,240	84,492	6,235	29,012
Basic and diluted net loss per share	$(0.09)	$(1.23)	$(0.17)	$(2.31)	$(2.57)

Anti-dilutive securities excluded from earnings per share calculation:
Options outstanding	11,619	2,908	11,619	2,908	11,619
Preferred stock outstanding	—	91,000	—	91,000	91,000

Total common stock equivalents excluded	11,619	93,908	11,619	93,908	102,619

(1)	The dilutive net loss per share calculation excludes the effect of the preferred stock outstanding through July 24, 2001, the date of re-capitalization. Subsequent to this date, the preferred stock was included within the weighted basic shares outstanding calculation.

NOTE 6. COMMON STOCK REPURCHASES

     During the quarter ended June 30, 2002, Vialta repurchased approximately 1,697,000 shares of common stock for an aggregate cost of $1.4 million. For the six month period ended June 30, 2002, Vialta repurchased approximately 3,322,000 shares of common stock at an aggregate cost of $3.5 million. From July 1, 2002 through July 31, 2002 Vialta repurchased approximately 330,000 shares of common stock for an aggregate cost of $0.3 million, and approximately 10,188,000 remaining shares are authorized for repurchase.

NOTE 7. SEGMENT AND GEOGRAPHIC INFORMATION

     Vialta operates as one segment. Information about property and equipment is as follows:

	June 30,	December 31,
	2002	2001

	(amounts in thousands)
United States	$3,876	$6,896
Hong Kong	36	40
Canada	718	895

Total property and equipment	$4,630	$7,831

NOTE 8. CONTENT LICENSES

     On January 17, 2002, Vialta entered into a licensing agreement with an entertainment company under which Vialta was granted a non-exclusive license to reproduce and distribute motion picture titles from the entertainment company’s library over a five year period. Under this agreement, Vialta agreed to pay the entertainment company $10 million, of which $5 million was paid in March 2002 in exchange for content licenses and $5 million was paid in April 2002 in exchange for a promissory note bearing interest of 7.5% and due at the end of three years. If Vialta makes certain elections, the promissory note will be cancelled in exchange for additional content licenses. The total $10 million payment has been accounted for as the costs of acquiring content licenses. Such costs are to be expensed based on the greater of the royalty amounts due to the entertainment company based on actual usage or amortization on a straight-line basis over the estimated life of three years.

NOTE 9. LEGAL MATTERS

     From time to time, Vialta is involved in litigation in the normal course of business. The Company believes that the outcome of matters to date will not have a material adverse effect on Vialta’s consolidated financial position, results of operations or cash flows.

NOTE 10. SUBSEQUENT EVENTS

     In July 2002, each share of Vialta’s outstanding Class A and Class B Common Stock converted into a single class of Common Stock in accordance with the provisions of Vialta’s Articles of Incorporation. As a result of the above conversion, approximately 42,972,000 shares of Class A Common Stock and approximately 40,580,000 shares of Class B Common Stock were converted into approximately 83,552,000 shares of the non-classified Common Stock. Holders of the non-classified Common Stock are entitled to one vote per share on all matters.

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Vialta believes that SFAS No. 146 will not have a material impact on our financial position or results of operations.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion includes forward-looking statements with respect to our future financial performance. Actual results may differ materially from those currently anticipated depending on a variety of factors, including those described below under the sub-heading “Other Factors That May Affect Our Business and Future Results” and the risks discussed in our most recent filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and notes thereto that appear elsewhere in this report. References herein to “we”, “our”, “us”, and similar words or phrases are references collectively to Vialta, Inc. and its subsidiaries.

Overview

     We were incorporated on April 20, 1999 as a wholly owned subsidiary of ESS Technology, Inc. We develop and market consumer electronics products designed to maximize the advantages of digital technology in a convenient, affordable and easy-to-use manner. We have developed a multi-media DVD player that offers Internet access and other features that differentiate it from most DVD players currently available in the U.S. consumer market. Our ViDVD player is the first product offering to utilize our digital home entertainment platform, which we anticipate will grow to support a family of products, as well as a complementary system for the delivery of home entertainment content. The ViDVD is a multi-purpose home entertainment device that enables consumers to play DVD, CD, MP3, karaoke and other audio and video formats and to browse the Internet through their television. We also expect to introduce our proprietary, encrypted ViMagazine discs, which will provide consumers with the opportunity to select and purchase one or more selections from a variety of videos, karaoke titles and other home entertainment content. Our goal is to make the ViDVD the centerpiece of consumers’ home entertainment systems, combining Internet access with the features of several current consumer electronics devices into a single affordable product.

     We have also developed, as part of our consumer electronics focus, Beamer®, that will allow consumers to add video to their phone calls, delivering a live motion color video picture over regular phone lines at no additional cost to a regular call. We will begin distributing Beamer® during the third quarter of 2002.

     Through June 30, 2002, we have been a development stage company and have had no revenues from operations. We have historically used vendor credit and private offerings of convertible preferred stock and common stock to fund our operations and provide for capital requirements during our development stage. For the three months ended June 30, 2002 and 2001, we had net losses of $7.9 million and $7.7 million, respectively, and expect to continue to incur losses in the third and fourth quarters of fiscal year 2002. The losses reflect our cash burn rate and amortization of licenses and investments for the periods indicated. From inception through June 30, 2002, we had a net loss of $74.5 million.

     In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee is expected to approve the engagement of PricewaterhouseCoopers LLP for the following non-audit services: (1) tax matter consultations concerning state taxes; and (2) the preparation of federal and state income tax returns.

Results of Operations

For the three months ended June 30, 2002 compared with three months ended June 30, 2001

     The following table discloses key elements of the statements of operations, expressed as a percentage of total operating expenses.

	Three months ended June 30

	2002	2001

Operating expenses:
Research and development	62%	61%
Amortization of content licenses	12%	0%
Sales and marketing	9%	13%
General and administrative	17%	26%

Operating loss	100%	100%

Interest income, net	5%	12%
Other expenses	0%	0%

Net loss	95%	88%

     Research and Development. Research and development expenses were $5.1 million for the three months ended June 30, 2002, or 62% of operating expenses, compared to $5.4 million, or 61% of operating expenses for the three months ended June 30, 2001. Included in research and development expenses are costs of materials to build products which have not yet been sold in significant quantities. Such costs amounted to $1.1 million for the three month period ended June 30, 2002. No such costs were incurred during the three month period ended June 30, 2001. The decrease in absolute dollars was primarily due to reductions in payroll and payroll related expenses as a result of organizational restructuring initiated in August 2001 as we completed our core R & D development. Further reductions were realized in our ISP business due to operating cost reductions. We expect research and development spending to remain flat in future periods since we have completed the core development of our first series of products.

     Amortization of Content Licenses. Amortization of content licenses was $0.9 million in the three months ended June 30, 2002, or 12% of operating expenses. Starting in the first fiscal quarter, we began to amortize our content licenses, over a three-year period in anticipation of the launch of ViMagazine to registered users of our ViDVD. We expense content license fees based on the greater of the royalty amounts due or amortization on a straight-line basis over the estimated life of three years.

     Sales and Marketing. Sales and marketing expenses were $0.7 million for the three months ended June 30, 2002, or 9% of operating expenses, compared to $1.2 million, or 13% of operating expenses, for the three months ended June 30, 2001. The decrease was primarily due to reductions in payroll and payroll related expenses as a result of organizational restructuring initiated in August 2001 and lower marketing expenses due to improvements in our marketing infrastructure. We expect sales and marketing spending to increase in future periods due to the marketing of the ViDVD, Beamer® and any additional products in 2003.

     General and Administrative. General and administrative expenses were $1.4 million for the three months ended June 30, 2002, or 17% of operating expenses, compared to $2.2 million, or 26% of operating expenses, for the three months ended June 30, 2001. The decrease was primarily due to reductions in payroll and other expenses as a result of headcount reductions, having developed our general and administrative infrastructure, and lower reimbursements to ESS for administrative and management services. We expect general and administrative expense spending to be relatively constant in future periods as our build out of infrastructure moderates.

     Non-operating Income. Net non-operating income was $0.4 million for the three months ended June 30, 2002 compared to $1.1 million for the three months ended June 30, 2001. Net non-operating income consists primarily of net interest income. The decrease in net interest income was primarily due to lower cash balances and lower yields on available-for-sale securities during the second quarter of fiscal year 2002 as compared to the same quarter of fiscal year 2001.

     Net Loss. We incurred a net loss of $7.9 million for the three months ended June 30, 2002, compared to $7.7 million for the three months ended June 30, 2001. The $0.2 million increase in net loss was primarily due to amortization of content licenses of $0.9 million and lower interest income associated with lower cash balances and lower yields on available-for-sale securities during the second quarter of fiscal year 2002. These increases were partially offset by lower payroll and other expenses associated with productivity gains through the build out of our infrastructure to meet our administrative and operational needs as a stand-alone company.

For the six months ended June 30, 2002 compared with six months ended June 30, 2001

     The following table discloses key elements of the statements of operations, expressed as a percentage of total operating expenses.

	Six months ended

	June 30, 2002	June 30, 2001

Operating expenses:
Research and development	62%	59%
Amortization of content licenses	8%	0%
Sales and marketing	9%	13%
General and administrative	21%	28%

Operating loss	100%	100%

Interest income, net	5%	14%
Other expenses	0%	0%

Net loss	95%	86%

     Research and Development. Research and development expenses were $9.3 million for the six months ended June 30, 2002, or 62% of operating expenses, compared to $9.9 million, or 59% of operating expenses for the six months ended June 30, 2001. Included in research and development expenses are costs of materials to build products which have not yet been sold in significant quantities. Such costs amounted to $1.3 million for the six month period ended June 30, 2002. No such costs were incurred during the six month period ended June 30, 2001. The decrease in absolute dollars was primarily due to reductions in payroll and payroll related expenses as a result of organizational restructuring initiated in August 2001 as we shifted our focus to sales and marketing efforts from core R & D development. Further reductions were realized in our ISP business due to operating cost reductions. We expect research and development spending to remain flat in future periods since we have completed the core development of our first series of products.

     Amortization of Content Licenses. Amortization of content licenses was $1.2 million in the six months ended June 30, 2002, or 8% of operating expenses. Starting in the first fiscal quarter, we began to amortize our content licenses, over a three-year period in anticipation of the launch of ViMagazine to registered users of our ViDVD. We expense content license fees based on the greater of the royalty amounts due or amortization on a straight-line basis over the estimated life of three years.

     Sales and Marketing. Sales and marketing expenses were $1.3 million for the six months ended June 30, 2002, or 9% of operating expenses, compared to $2.2 million, or 13% of operating expenses, for the six months ended June 30, 2001. The decrease was primarily due to reductions in payroll and payroll related expenses as a result of organizational restructuring initiated in August 2001 and lower marketing expenses due to improvements in our marketing infrastructure. We expect sales and marketing spending to increase in future periods due to the marketing of the ViDVD, Beamer® and any additional products in 2003.

     General and Administrative. General and administrative expenses were $3.2 million for the six months ended June 30, 2002, or 21% of operating expenses, compared to $4.6 million, or 28% of operating expenses, for the six months ended June 30, 2001. The decrease was primarily due to reductions in payroll and other expenses as a result of headcount reductions, having built out our general and administrative infrastructure, and lower reimbursements to ESS for administrative and management services. We expect general and administrative expense spending to be relatively constant in future periods as our build of infrastructure moderates.

     Non-operating Income. Net non-operating income was $0.7 million for the six months ended June 30, 2002 compared to $2.3 million for the six months ended June 30, 2001. Net non-operating income consists primarily of net interest income. The decrease in net interest income was primarily due to lower cash balances and lower yields on available-for-sale securities during the first half of fiscal year 2002 as compared to the same period of fiscal year 2001.

     Net Loss. We incurred a net loss of $14.4 million for both the six months ended June 30, 2002 and 2001. We were able to reduce net loss as a result of lower payroll and other expenses associated with having built out our infrastructure to meet administrative and operational needs as a stand-alone company. These cost reductions were offset by increases in amortization of content licenses of $1.2 million and lower interest income associated with lower cash balances and lower yields on available-for-sales securities during the first half quarter of fiscal year 2002.

Liquidity and Capital Resources

     As of June 30, 2002, we had $47.2 million in cash, cash equivalents and available-for-sale investments compared to $71.5 million as of December 31, 2001, representing a decrease of $24.3 million.

     Our principal sources of liquidity are cash, cash equivalents and available-for-sale investments. Net cash used in operating activities was approximately $10.5 million and $11.2 million for the six months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, we had a net loss of $14.4 million and $14.4 million, respectively, and we expect to continue to incur losses in each of the remaining quarters of fiscal year 2002. Our cash burn rate reflects primarily our operating expenses adjusted for depreciation and amortization.

     Net cash used in investing activities in the six months ended June 30, 2002 was $7.7 million compared to $9.9 million of cash provided by investing activities in the six months ended June 30, 2001. Net cash used in investing activities in the six months ended June 30, 2002 primarily related to purchases of content licenses and partially offset by the sale of available-for-sale investments. Net cash provided by investing activities in the six months ended June 30, 2001 primarily related to the sale of available-for-sale investments, net of purchases, and the purchase of property and equipment.

     Net cash used by financing activities was $3.5 in the six months ended June 30, 2002 and $30.0 million in the six months ended June 30, 2001. Net cash used in financing activities in the six months ended June 30, 2002 primarily related to repurchases of common stock. Net cash used in financing activities in the six months ended June 30, 2001 related to the repayment of notes payable to ESS.

     Capital expenditures for the 12-month period ending June 30, 2003 are anticipated to be approximately $0.7 million, primarily budgeted to acquire capital equipment and content licenses for ViMagazine. We may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies and media content which may significantly increase our planned requirements for capital. In addition, from time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investments in, such businesses, products or technologies owned by third parties.

     In September 2001, the Board of Directors authorized the repurchase of up to 10,000,000 shares of its common stock in the open market over a 12-month period. In June 2002, the Board of Directors authorized the existing stock repurchase program be extended to include the repurchase of up to an additional 10,000,000 shares of common stock. During the three months ended June 30, 2002, Vialta repurchased a total of 1,695,779 shares of common stock for an aggregate cost of $1.4 million. As of June 30, 2002, 10,443,026 shares remained authorized for repurchase.

     In January 2000, Vialta entered into a non-cancelable lease agreement for its headquarters that will expire in December 2003. Under the terms of this and other leases, with various expiration dates through 2006, Vialta’s future minimum rental payments are as follows:

Amounts in thousands

Year ending December 31,
2002	$2,308
2003	2,265
2004	349
2005	147
2006	110

     We believe that our existing cash and cash equivalents, and short and long-term investments will be sufficient to fund planned acquisitions of inventory, property and equipment and to provide adequate working capital through at least the 12-month period ending June 30, 2003. However, to achieve our longer-term goals of introducing additional products and services to consumers, we believe we will need to raise additional capital, which may not be available on acceptable terms, if at all. We have historically used vendor credit as well as private offerings of convertible preferred stock and common stock to fund operations and provide for capital requirements. However, the price per share of any future equity-related financing will be determined at about the time the offering is made and cannot be anticipated at this time. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders are likely to or will be reduced and such equity securities may have rights, preferences or privileges better than those of current stockholders. We cannot assure you that any additional financing will be available or that, if available, it will be sufficient or it can be obtained on terms favorable to us or our stockholders. If adequate funds are not available if and when needed, we would be required to delay, limit or eliminate some or all of our proposed operations.

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

Other Factors That May Affect Our Business and Future Results

     Factors that could impact Vialta’s future business, consolidated financial position, results of operations or cash flows and cause future results to differ from our expectations include the following: market acceptance of our current and future product offerings; the ability to achieve revenues and profitability; the ability to raise additional capital; competition; the availability of intellectual property licenses; pricing pressures; the dependence on a limited number of products and the need to develop new products and features; the success of the ViMedia content delivery system and its impact on the demand for the ViDVD player; the success of the Beamer® videophone; component supply shortages; the availability of content licenses; potential conflicts with ESS Technology, Inc., our previous parent; the success of current distribution and retailing relationships and the ability to enter into additional agreements; risks associated with the expansion of our business, including increased costs and the strain on management and other resources; the risk of product defects, system failures or interruptions; general economic, political and regulatory changes including in Asia; claims by third parties of intellectual property infringement; dependence on key management personnel and the need to attract and retain additional qualified personnel; risks associated with possible business acquisitions; regulatory changes that affect consumer electronics, telecommunications, copyrights or the internet; quarterly fluctuations in operating results; risks of class action lawsuits based on fluctuations in our stock price; seasonal trends; and uncertainties raised by the tax-free status of our spin-off from ESS, as well as risks identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and other filings with the Securities and Exchange Commission.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Interest Rate Risks. We invest in short-term and long-term investments. Consequently, we are exposed to fluctuation in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for sale, and at June 30, 2002, are recorded at market values.

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

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

     In August 2001, Professional Staffing Corporation (“PSC”) filed a lawsuit against the Company in The Superior Court of California, County of Alameda, Case No. 2001-22331, alleging causes of action for breach of contract and fraud. In December 2001, we answered and filed a cross-complaint alleging cause of action for breach of contract, breach of the covenant of good faith and fair dealing, fraud, unfair competition, and abuse of process. In the past, PSC had provided temporary information technology workers to the Company on an ongoing basis, and prior to the suit being filed; in July of 2001 we withheld payment to PSC on $92,095 of invoices pending the results of an in-house audit. The Company believes that PSC has in fact breached the contract and that we may have been substantially overcharged for services provided by PSC. This matter is in pre-trial discovery, with a trial date scheduled for November 22, 2002. The Company is vigorously defending the litigation, and is engaged in settlement negotiations.

ITEM 4: Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Vialta, Inc. was held on June 20, 2002. Of the 163,441,644 shares of Class A common stock and 40,580,375 Class B shares of common stock outstanding and entitled to vote at the meeting as of the record date for the meeting, 172,995,799 shares of common stock were represented in person or by proxy. At the meeting, stockholders elected four directors of the Company and ratified the appointment of PricewaterhouseCoopers LLP as independent accountants for 2002. The results of stockholder voting are as follows:

	Votes For	Withheld

Election of Directors
Fred S.L. Chan (Class III)	172,078,345	917,453
Didier Pietri (Class II)	172,084,254	911,544
Matthew K. Fong (Class II)	119,253,504	53,742,294
Herbert Chang (Class I)	171,519,713	1,765,085
Masaharu Shinya (Class I)	171,242,961	1,752,837

	For	Against	Abstain

Ratification of PricewaterhouseCoopers LLP as Independent Accountants	171,318,403	1,609,718	67,678

ITEM 5: Other Matters

     In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services to be performed by PricewaterhouseCoopers LLP, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee is expected to approve the engagement of PricewaterhouseCoopers LLP for the following non-audit services: (1) tax matter consultations concerning international and state taxes; and (2)  the preparation of federal and state income tax returns.

ITEM 6: Exhibits and Reports on Form 8-K

     (a)  Exhibits. None.

     (b)  Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

VIALTA, INC. (Registrant)

Date: August 14, 2002	By:	/s/ Fred S.L. Chan

Fred S.L. Chan Chairman of the Board of Directors

	By:	/s/ James Allison

James Allison Controller (principal accounting officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     This certification is made pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and accompanies the Quarterly Report on Form 10-Q of Vialta, Inc. for the period ending June 30, 2002.

     We hereby certify that, to the best of our knowledge and belief, such Quarterly Report on Form 10-Q complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Vialta, Inc.

/s/ Didier Pietri	/s/ James Allison

Didier Pietri Chief Executive Officer August 14, 2002	James Allison Principal Accounting Officer August 14, 2002