Form 10-Q
period 2002-09-30
VIALTA INC
filed 2002-11-14
CIK 1141363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2002.

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

     Yes [ X ]   No [   ]

     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, on November 5, 2002 was 82,125,202 shares.

VIALTA, INC.

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements (unaudited):	3

	Condensed Consolidated Balance Sheets — September 30, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Operations — three months and nine months ended September 30, 2002 and 2001, and period from April 20, 1999 (date of inception) through September 30, 2002	4

	Condensed Consolidated Statements of Cash Flows — nine months ended September 30, 2002 and 2001, and period from April 20, 1999 (date of inception) through September 30, 2002	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION	16

Item 1.	Legal Proceedings	16

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Matters	17

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES		17

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

VIALTA, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2002	December 31, 2001

Assets
Current assets:
Cash and cash equivalents	$25,254	$61,886
Short-term investments	10,808	5,542
Inventory, net	—	—
Prepaid expenses and other current assets	4,451	2,989

Total current assets	40,513	70,417
Property and equipment, net	3,350	7,831
Long term investments	—	4,064
Content licenses	9,247	1,342
Other assets	46	212

Total assets	$53,156	$83,866

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,546	$760
Accrued expenses and other current liabilities	3,852	2,827

Total current liabilities	7,398	3,587

Stockholders’ equity:
Common stock, $0.001 par value	94	92
Additional paid-in capital	144,104	144,164
Deficit accumulated during the development stage	(89,312)	(60,087)
Accumulated other comprehensive income	28	156
Treasury stock	(9,156)	(4,046)

Total stockholders’ equity	45,758	80,279

Total liabilities and stockholders’ equity	$53,156	$83,866

See accompanying notes to the condensed consolidated financial statements.

VIALTA, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

					Period from
					April 20,
					1999
					(Date of
					Inception)
	Three months ended		Nine months ended		Through
					September 30,
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	2002

Operating expenses:
Product costs	$9,284	$—	$10,421	$—	$10,421
Research and development	2,928	5,446	11,143	15,337	57,320
Amortization of content licenses	948	—	2,148	—	2,148
Sales and marketing	777	838	2,123	2,995	9,450
General and administrative	1,216	2,412	4,455	7,016	20,965

Operating loss	(15,153)	(8,696)	(30,290)	(25,348)	(100,304)

Other income (expense):
Interest income, net	330	801	1,065	3,086	12,871
Other expenses	—	(1,097)	(1)	(1,101)	(2,940)

Loss before income tax benefit	(14,823)	(8,992)	(29,226)	(23,363)	(90,373)
Income tax benefit	—	—	—	—	1,060

Net loss	$(14,823)	$(8,992)	$(29,226)	$(23,363)	$(89,313)

Net loss per share:
Basic and diluted	$(0.18)	$(0.13)	$(0.35)	$(0.35)	$(2.71)

Weighted average common shares outstanding	82,908	70,945	83,959	67,201	32,942

See accompanying notes to the condensed consolidated financial statements.

VIALTA, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

			Period from
			April 20, 1999
	Nine Months Ended		(Date of Inception)
			through
			September 30,
	September 30, 2002	September 30, 2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,226)	$(23,363)	$(89,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,778	3,941	14,504
Amortization of content license fees	2,148	—	2,148
Write-down of long-term investments	39	1,083	2,789
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,493)	(1,747)	(4,482)
Accounts payable & accrued liabilities	3,734	62	7,398

Net cash flows used in operating activities	(20,020)	(20,024)	(66,956)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(8,663)	(9,389)	(145,439)
Proceeds from sales of short-term investments	7,333	27,426	134,659
Purchases of long-term investments	—	(2,641)	(6,100)
Purchase of content licenses	(10,042)	—	(11,384)
Acquisitions of property and equipment	(149)	(1,754)	(14,568)

Net cash flows provided by (used in) investing activities:	(11,521)	13,642	(42,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable to related party	—	(30,000)	—
Issuance of preferred stock	—	—	142,600
Issuance of common stock	19	16	1,598
Repurchases of common stock	(5,110)	(290)	(9,156)

Net cash flows provided by (used in) financing activities:	(5,091)	(30,274)	135,042

Net increase (decrease) in cash and cash equivalents	(36,632)	(36,656)	25,254
Cash and cash equivalents, beginning of the period	61,886	109,378	—

Cash and cash equivalents, end of the period	$25,254	$72,722	$25,254

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITY:
Cash paid for interest	$—	$194	$194

Issuance of note receivable in connection with issuance of common stock	$—	$—	$1,475

See accompanying notes to the condensed consolidated financial statements.

VIALTA, INC.
(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

     Vialta, Inc. (“Vialta” or the “Company”) was incorporated in California in April 20, 1999 and reincorporated in the State of Delaware on April 20, 2001.

     Vialta develops, designs and markets consumer electronics products designed to maximize the advantages of digital technology in a convenient, affordable and easy-to-use manner. The Company has recently developed and introduced a personal phone video station, known as Beamer®. Beamer® connects to a consumer’s existing phone (including cordless phones) and allows customers to add video to their phone calls, delivering a live motion color video picture over standard (analog) phone lines. In addition to Beamer®, the Company has developed a multi-media DVD player (ViDVD) that offers additional features such as CD, MP3, karaoke and Internet access. The Company is also developing ViMagazine®, a proprietary, encrypted, magazine-style DVD-format disc which is expected to contain a wide variety of entertainment, from feature films to children’s programming, music and other programming content.

     Since its inception, Vialta has been in the development stage and has incurred substantial losses and negative cash flows from operations in every fiscal period. Since the Company’s inception through September 30, 2002, Vialta has incurred losses of approximately $89.3 million and cumulative negative cash flows from operations of $67.0 million. Management expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses may increase from current levels because of additional costs and expenses related to marketing activities, continued expansion of operations, expansion of product offerings and development of relationships with other businesses. Management believes that Vialta has sufficient cash, cash equivalents and short-term investments to fund its development and growth through September 30, 2003. However, in the longer term, failure to generate sufficient revenues, raise additional capital or reduce spending could have a material adverse effect on Vialta’s ability to achieve its intended business objectives.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect only those normal recurring adjustments necessary for a fair statement of the financial position, operating results and cash flows of the Company for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001 and the period from April 20, 1999 (date of inception) through December 31, 2001, included in the Company’s Annual Report on Form 10-K filed on March 27, 2002. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for any other period or for the fiscal year ending December 31, 2002.

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

Product costs and inventories

     Through September 30, 2002, the Company has not recognized any revenue. As of September 30, 2002, the Company had recently introduced Beamer®. Because the Company has no historical experience in selling Beamer® or similar products, there is significant uncertainty regarding the Company’s ability to recover the costs incurred in building inventories. As a result, the Company has charged the cost of building inventories to expense as incurred. During the quarters ended June 30 and September 30, 2002, such costs charged to expense as product costs were $1.1 million and $9.3 million, respectively, totaling $10.4 million for the nine months ending September 30, 2002. Of this total, $10.3 million represents inventories held by the Company and held by retailers on a consigned basis and $0.1 million represents inventories billed to retailers for which revenue has been deferred. If these inventories are sold in future periods then the fact that the costs were previously charged to expense will have a positive effect on gross margin and that effect will be disclosed in the Company’s financial statements.

Comprehensive income (loss)

     Comprehensive income is defined to include all changes in equity during a period from non-owner sources. The difference between net loss and comprehensive loss for the three months and nine months ended September 30, 2002 was approximately $24,000 and $128,000, respectively, in connection with unrealized losses on available-for-sale investments. As a result, comprehensive loss for the three months and nine months ended September 30, 2002 was approximately $14,847,000 and $29,354,000, respectively. For the three months and nine months ended September 30, 2001, comprehensive loss approximated net loss.

NOTE 3. RELATED PARTY TRANSACTIONS

     The following is a summary of major transactions between Vialta and ESS Technology, Inc., which was formerly the parent of Vialta, for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net receivables (payables) at beginning of period	$(49)	$(632)	$64	$650
Charges by Vialta to ESS:
Administrative & management service agreement	21	—	223	—
Sales of products	54	—	54	—
Payments made by Vialta on behalf of ESS	—	—	14	—
Charges by ESS to Vialta:
Research & development service fees	—	(627)	—	(1,896)
Administrative & management service agreement	(32)	(848)	(168)	(3,000)
Purchase of products	(1,335)	—	(1,404)	(1,127)
Building lease	(463)	(155)	(1,389)	(155)
Cash receipts from ESS	(11)	—	(350)	(650)
Cash payments made to ESS	1,529	1,361	2,670	5,277
Net receivables (payables) at end of period, included in prepaid expenses and other current assets or accrued expenses and other liabilities	$(286)	$(901)	$(286)	$(901)

NOTE 4. BALANCE SHEET COMPONENTS (in thousands)

	September 30,	December 31,
	2002	2001

Cash and Cash Equivalents
Cash and money market funds, at cost which approximates fair value	$25,254	$61,886

Short-term and Long-term Investments
U. S Government debt securities	$1,528	$4,274
Corporate debt securities	9,280	5,332

	10,808	9,606
Due between one and two years	—	4,064

Due within one year	$10,808	$5,542

Inventories
Beamer
Raw materials	$4,353	$—
Finished goods	5,905	—

	10,258	—
ViDVD	5,621	7,710
Others	1,263	1,263
Less: inventory reserves	(17,142)	(8,973)

	$—	$—

Prepaid Expenses and Other Current Assets
Accounts receivable	$392	$—
Receivables from related party	—	64
Miscellaneous prepaid expenses	814	921
Advances to subcontractors and other	3,245	2,004

	$4,451	2,989

Property and Equipment
Machinery and equipment	$7,292	$7,149
Furniture and fixtures	592	607
Software and web site development cost	5,173	6,663

	13,057	14,419
Less: Accumulated depreciation	(9,707)	(6,588)

	$3,350	$7,831

Accrued Expenses and Other Current Liabilities
Accrued compensation costs	$2,044	$2,440
Payables to related party	286	—
Deferred revenue	1,158	115
Other	364	272

	$3,852	$2,827

NOTE 5. NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share for the periods presented:

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands, except per share amounts)
Net Loss	$(14,823)	$(8,992)	$(29,226)	$(23,363)
Basic and diluted weighted average common shares outstanding	82,908	70,945	83,959	67,201

Basic and diluted net loss per share	$(0.18)	$(0.13)	$(0.35)	$(0.35)

Anti-dilutive securities excluded from earnings per earnings per share calculation:
Options outstanding	11,303	13,581	11,303	13,581

Total common stock equivalents excluded	11,303	13,581	11,303	13,581

(1)	The dilutive net loss per share calculation excludes the effect of the preferred stock outstanding through July 24, 2001, the date of re-capitalization. Subsequent to this date, the preferred stock was included within the weighted basic shares outstanding calculation.

NOTE 6. COMMON STOCK

     In July 2002, each share of Vialta’s Class A and Class B Common Stock was converted into a single class of Common Stock in accordance with the provisions of Vialta’s Articles of Incorporation. As a result of the above conversion, approximately 53,141,000 shares, including 10,169,000 of shares held by the Company as treasury stock, of issued Class A Common Stock and approximately 40,580,000 issued shares of Class B Common Stock were converted into approximately 93,721,000 shares of the non-classified Common Stock. Holders of the non-classified Common Stock are entitled to one vote per share on all matters.

     During the quarter ended September 30, 2002, Vialta repurchased approximately 1,629,000 shares of common stock for an aggregate cost of $1.6 million. For the nine month period ended September 30, 2002, Vialta repurchased approximately 4,950,000 shares of common stock at an aggregate cost of $5.1 million. From October 1, 2002 through November 13, 2002 Vialta did not repurchase any additional shares. As of November 13, 2002, approximately 8,814,000 shares remain authorized for repurchase.

NOTE 7. SEGMENT AND GEOGRAPHIC INFORMATION

     Vialta operates as one segment. Information about property and equipment is as follows (in thousands):

	September 30,	December 31,
	2002	2001

United States	$2,695	$6,896
Hong Kong	35	40
Canada	620	895

Total property and equipment	$3,350	$7,831

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that SFAS No. 146 will not have a material impact on our financial position or results of operations.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion includes forward-looking statements with respect to our future financial performance. Actual results may differ materially from those currently anticipated depending on a variety of factors, including those described below under the sub-heading “Other Factors That May Affect Our Business and Future Results” and the risks discussed in our most recent filing with the Securities and Exchange Commission. The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report. References herein to “we”, “our”, “us”, and similar words or phrases are references collectively to Vialta, Inc. and its subsidiaries.

Overview

     We were incorporated on April 20, 1999 as a wholly owned subsidiary of ESS Technology, Inc. On August 21, 2001, we spun off from ESS Technology, Inc. and operate as a stand-alone entity. We develop, design and market consumer electronics products designed to maximize the advantages of digital technology in a convenient, affordable and easy-to-use manner. We have recently developed and introduced our phone video station, known as Beamer®. Beamer ® connects to a consumer’s existing phone (including cordless phones) and allows customers to add video to their phone calls, delivering a live motion color video picture over standard (analog) phone lines at no additional cost to a regular call. In addition to Beamer®, we have developed a multi-media DVD player (ViDVD) that offers additional features such as CD, MP3, karaoke, and Internet access. We are currently not marketing ViDVD. We are continuing to develop ViMagazine®, a proprietary, encrypted, magazine-style DVD-format disc which is expected to contain a wide variety of entertainment, from feature films to children’s programming, music and other programming content.

     At this time, Beamer® is the product that we are marketing. We began nationwide retailer distribution of Beamer® during the third quarter of 2002 to such retailers as Best Buy and Fry’s Electronics.

     Through September 30, 2002, we had no revenues. The funds that we have used to finance our development stage activities to date were raised through private offerings of convertible preferred stock, common stock and vendor credit. For the three months ended September 30, 2002 and 2001, we had net losses of $14.8 million and $9.0 million, respectively, and expect to continue to incur losses in the fourth quarter of fiscal year 2002. From our inception through September 30, 2002, we had a net loss of $89.3 million.

Results of Operations

For the three months ended September 30, 2002 compared with the three months ended September 30, 2001

     The following table discloses key elements of the statements of operations, expressed as a percentage of total operating expenses.

	Three months ended September 30,

	2002	2001

Operating expenses:
Product costs	61%	0%
Research and development	20%	63%
Amortization of content licenses	6%	0%
Sales and marketing	5%	9%
General and administrative	8%	28%

Operating loss	100%	100%

Other income/(expense)	2%	(3)%

Net loss	98%	103%

     Product Costs. Product costs were $9.3 million or 61% of operating expenses for the three months ended September 30, 2002. Product costs represents inventory expenditures for raw materials and finished goods related to Beamer®. Because the Company has no historical experience in selling Beamer® or similar products, there is significant uncertainty regarding the Company’s ability to recover the costs incurred in building inventories. As a result, we expense these inventory costs as incurred. There was no comparable expense for the three months ended September 30, 2001.

     Research and Development. Research and development expenses were $2.9 million for the three months ended September 30, 2002, or 20% of operating expenses, compared to $5.4 million, or 63% of operating expenses for the three months ended September 30, 2001. The decrease was primarily due to reductions in research and development personnel and other development expenditures and the fact that product costs were presented as a separate category. All costs related to products in development during the three months ended September 30, 2001 were included in research development. Further reductions were realized in our Internet Service Provider (ISP) business due to operating cost reductions. We expect to discontinue our ISP business during the fourth quarter of 2002.

     Amortization of Content Licenses. Amortization of content licenses was $948,000 in the three months ended September 30, 2002, or 6% of operating expenses. Starting in the first quarter of fiscal 2002, we began to expense our content licenses, based on the greater of the royalty amounts due or amortization on a straight-line basis over an estimated life of three years.

     Sales and Marketing. Sales and marketing expenses were $777,000 for the three months ended September 30, 2002, or 5% of operating expenses, compared to $838,000, or 9% of operating expenses for the three months ended September 30, 2001. The decrease was primarily due to reductions in sales and marketing personnel which was partially offset with increased product introduction expenditures in connection with the commercial launch of Beamer®. We expect sales and marketing spending to increase in future periods to support expansion of retail and consumer marketing initiatives, including advertising and consumer awareness programs, for Beamer® and other new product introductions.

     General and Administrative. General and administrative expenses were $1.2 million for the three months ended September 30, 2002, or 8% of operating expenses, compared to $2.4 million, or 28% of operating expenses for the three months ended September 30, 2001. The decrease was primarily due to personnel reductions and other personnel related expenses as a result of company-wide headcount reductions and lower reimbursements to ESS for administrative and management services. We expect general and administrative expenses to be relatively constant in future periods.

     Other Income and Expenses. Interest income was $330,000 for the three months ended September 30, 2002 compared to $801,000 for the three months ended September 30, 2001. The decrease in interest income was primarily due to lower cash balances and lower yields on available-for-sale securities during the third quarter of fiscal year 2002 as compared to the same quarter of fiscal year 2001. During the three months ended September 30, 2001, we recorded other expenses of $1.1 million related to investment write-offs. The investments were written off because we concluded that the investments had suffered a permanent decline in value based on our assessment of the financial condition of the companies in which we had invested and the markets that they serve. There was no comparable expense for the three months ended September 30, 2002.

     Net Loss. We incurred a net loss of $14.8 million for the three months ended September 30, 2002, compared to $9.0 million for the three months ended September 30, 2001. The $5.8 million increase in net loss was primarily due to product costs of $9.3 million related to inventory expenditures necessary to support the introduction of Beamer® and $948,000 in amortization of content licenses. These increases were offset by lower operating expenditures of $3.8 million for research and development and general and administrative expenses.

For the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001

     The following table discloses key elements of the statements of operations, expressed as a percentage of total operating expenses.

	Nine months ended September 30,

	2002	2001

Operating expenses:
Product costs	34%	0%
Research and development	37%	61%
Amortization of content licenses	7%	0%
Sales and marketing	7%	12%
General and administrative	15%	27%

Operating loss	100%	100%

Other income/(expense)	4%	8%

Net loss	96%	92%

     Product Costs. Product costs were $10.4 million or 34% of operating expenses for the nine months ended September 30, 2002. Product costs represents inventory expenditures for raw materials and finished goods related to Beamer®. Because the Company has no historical experience in selling Beamer® or similar products, there is significant uncertainty regarding the Company’s ability to recover the costs incurred in building inventories. AS a result, we expense these inventory costs as incurred. There was no comparable expense for the nine months ended September 30, 2001.

     Research and Development. Research and development expenses were $11.1 million for the nine months ended September 30, 2002, or 37% of operating expenses, compared to $15.3 million, or 61% of operating expenses for the nine months ended September 30, 2001. The decrease in research and development expenses was primarily due to reductions in personnel and personnel related expenses as we shifted our focus to sales and marketing efforts from core development activities and the fact that product costs were presented as a separate category. All costs related to products in development during the nine months ended September 30, 2001 were included in research and development. Further reductions were realized in our Internet Service Provider (ISP) business due to operating cost reductions. We expect to discontinue our ISP business during the fourth quarter of 2002.

     Amortization of Content Licenses. Amortization of content licenses was $2.1 million in the nine months ended September 30, 2002, or 7% of operating expenses. Starting in the first quarter of fiscal 2002, we began to expense our content licenses, based on the greater of the royalty amounts due or amortization on a straight-line basis over an estimated life of three years.

     Sales and Marketing. Sales and marketing expenses were $2.1 million for the nine months ended September 30, 2002, or 7% of operating expenses, compared to $3.0 million, or 12% of operating expenses, for the nine months ended September 30, 2001. The decrease was primarily due to reductions in personnel and other personnel related expenses as a result of organizational restructuring initiated in August 2001 and lower marketing expenses due to improvements in our marketing infrastructure. We expect sales and marketing spending to increase in future periods to support expansion of retail and consumer marketing initiatives, including advertising and consumer awareness programs, for Beamer® and other proposed new product introductions.

     General and Administrative. General and administrative expenses were $4.5 million for the nine months ended September 30, 2002, or 15% of operating expenses, compared to $7.0 million, or 27% of operating expenses for the nine months ended September 30, 2001. The decrease was primarily due to reductions in personnel and other corporate expenses and lower reimbursements to ESS for administrative and management services. We expect general and administrative expenses to be relatively constant in future periods.

     Other Income and Expenses. Interest income was $1.1 million for the nine months ended September 30, 2002 compared to $3.1 million for the nine months ended September 30, 2001. The decrease in interest income was primarily due to lower cash balances and lower yields on available-for-sale securities during the nine months ended September 30, 2002 as compared to the same period of fiscal year 2001. During the nine months ended September 30, 2001, the company recorded other expenses of $1.1 million related to investment write-offs. The investments were written off because we concluded that the investments had suffered a permanent decline in value based on our assessment of the financial condition of the companies in which we had invested and the markets that they serve. There was no comparable expense for the nine months ended September 30, 2002.

     Net Loss. We incurred a net loss of $29.2 million for the nine months ended September 30, 2002 compared to $23.4 million for the nine months ended September 30, 2001. The increase in net loss was primarily due to product costs of $10.4 million related to inventory expenditures necessary to support the introduction of Beamer®, $2.1 million in amortization of content licenses and lower interest income of $2.0 million. These increases were offset by lower operating expenditures of $7.6 million for research and development, sales and marketing and general and administrative expenses.

Liquidity and Capital Resources

     As of September 30, 2002, we had $36.1 million in cash, cash equivalents and short-term investments compared to $67.4 million as of December 31, 2001, representing a decrease of $31.3 million. As of September 30, 2002, we had no long-term investments compared to $4.1 million as of December 31, 2001. This decrease of $4.1 million is due to all investments having maturities of less than 12 months.

     Our principal sources of liquidity are cash, cash equivalents and short-term investments. Net cash used in operating activities was approximately $20.0 million for both the nine months ended September 30, 2002 and 2001. Our cash used in operating activities during the nine months ended September 30, 2002 was primarily attributable to our losses and prepayment to a vendor. This was partially offset by an increase in accounts payable and accrued liabilities primarily related to inventories received but for which payment had not yet been made. For the nine months ended September 30, 2002 and 2001, we had a net loss of $29.2 million and $23.4 million, respectively, and we expect to continue to incur losses in the fourth quarter of fiscal year 2002.

     Net cash used in investing activities for the nine months ended September 30, 2002 was $11.5 million compared to $13.6 million of cash provided by investing activities for the nine months ended September 30, 2001. Net cash used in investing activities for the nine months ended September 30, 2002 was primarily related to purchases of content licenses for ViMagazine® and short-term investments, offset by the purchase of investments. Net cash provided by investing activities for the nine months ended September 30, 2001 was primarily related to the sales of short-term investments, net of purchases. This was partially offset by cash used for the purchase of property and equipment.

     Net cash used by financing activities was $5.1 million for the nine months ended September 30, 2002 and $30.3 million for the nine months ended September 30, 2001. Net cash used in financing activities for the nine months ended September 30, 2002 was primarily related to repurchases of our common stock in the open market. Net cash used in financing activities for the nine months ended September 30, 2001 was related to the repayment of $30.0 million of notes payable to an entity controlled by Annie M.H. Chan, the spouse of the Company’s chairman.

     Capital expenditures for the 12-month period ending September 30, 2003 are anticipated to be approximately $500,000, primarily budgeted to acquire capital equipment and content licenses for ViMagazine®. We may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies and media content which may significantly increase our planned requirements for capital. In addition, from time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investments in, such businesses, products or technologies owned by third parties.

     In September 2001, the Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock in the open market over a 12-month period. In June 2002, the Board of Directors authorized the existing stock repurchase program be extended to include the repurchase of up to an additional 10,000,000 shares of common stock. During the three months ended September 30, 2002, we repurchased a total of 1,629,000 shares of common stock for an aggregate cost of $1.6 million. For the nine-month period ended September 30, 2002, we repurchased approximately 4,950,000 shares of common stock at an aggregate cost of $5.1 million. From October 1, 2002 through November 13, 2002, we did not repurchase any shares. As of November 13, 2002 approximately 8,814,000 shares remain authorized for repurchase.

     As of September 30, 2002 we had outstanding purchase commitments totaling approximately $1.8 million for non-cancelable orders primarily related to inventory not yet received for Beamer®.

     In January 2000, we entered into a non-cancelable lease agreement for our headquarters that will expire in 2003. Under the terms of this and other leases, with various expiration dates through 2006, our future minimum rental payments are as follows (in thousands):

Year ending December 31,
2002	$2,308
2003	2,265
2004	349
2005	147
2006	110

     We believe that our existing cash, cash equivalents and short term investments will be sufficient to fund planned acquisitions of inventory, property and equipment and to provide adequate working capital through at least the 12-month period ending September 30, 2003. However, to achieve our longer-term goals of introducing additional products and services to consumers, we believe we will need to raise additional capital, which may not be available on acceptable terms, if at all. We have historically used vendor credit as well as private offerings of convertible preferred stock and common stock to fund operations and provide for capital requirements. However, the price per share of any future equity-related financing will be determined at about the time the offering is made and cannot be anticipated at this time. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders are likely to or will be reduced and such equity securities may have rights, preferences or privileges better than those of current stockholders. We cannot assure you that any additional financing will be available or that, if available, it will be sufficient or it can be obtained on terms favorable to us or our stockholders. If adequate funds are not available if and when needed, we would be required to delay, limit or eliminate some or all of our proposed operations.

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

Other Factors That May Affect Our Business and Future Results

     Factors that could impact our future business, consolidated financial position, results of operations or cash flows and cause future results to differ from our expectations include the following: the success of Beamer® and other consumer products we may develop; the ability to achieve revenues and profitability; the ability to raise additional capital; competition; the availability of intellectual property licenses; pricing pressures; the dependence on a limited number of products and the need to develop new products and features; the success of our ViMagazine® content delivery system; the availability of content licenses; component supply shortages; potential conflicts with ESS Technology, Inc., our previous parent; the success of current distribution and retailing relationships and the ability to enter into additional agreements; risks associated with the expansion of our business, including increased costs and the strain on management and other resources; the risk of product defects, system failures or interruptions; general economic, political and regulatory changes including in Asia; claims by third parties of intellectual property infringement; dependence on key management personnel and the need to attract and retain additional qualified personnel; risks associated with possible business acquisitions; regulatory changes that affect consumer electronics, telecommunications, copyrights or the internet; quarterly fluctuations in operating results; risks of class action lawsuits based on fluctuations in our stock price; seasonal trends; and risks identified in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and other filings with the Securities and Exchange Commission.

ITEM 3: Quantitative and Qualitative Disclosure About Market Risk

     Interest Rate Risks. We invest in short-term investments. Consequently, we are exposed to fluctuation in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for sale, and at September 30, 2002, are recorded at market values.

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

ITEM 4: Controls and Procedures

     Within ninety days prior to the filing of this report, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

     In August 2001, Professional Staffing Corporation (“PSC”) filed a lawsuit against the Company in The Superior Court of California, County of Alameda, Case No. 2001-22331, alleging causes of action for breach of contract and fraud. In December 2001, we answered and filed a cross-complaint alleging cause of action for breach of contract, breach of the covenant of good faith and fair dealing, fraud, unfair competition, and abuse of process. In the past, PSC had provided temporary information technology workers to the Company on an ongoing basis, and prior to the suit being filed; in July of 2001 we withheld payment to PSC on $92,095 of invoices pending the results of an in-house audit. In October of 2002, the parties negotiated and signed a comprehensive settlement agreement and mutual release of all claims with prejudice. Performance of the settlement agreement has been completed by all parties, and dismissals to the complaint and cross-complaint were filed on or about November 1, 2002.

ITEM 4: Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarter ended September 30, 2002.

ITEM 6: Exhibits and Reports on Form 8-K

     (a)  Exhibits. None.

     (b)  Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

VIALTA, INC. (Registrant)

Date: November 14, 2002	By:	/s/ Didier Pietri

Didier Pietri President and CEO

	By:	/s/ William M. Scharninghausen

William M. Scharninghausen Chief Financial Officer

CERTIFICATIONS

     I, Didier Pietri, President and Chief Executive Officer of Vialta, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Vialta, Inc. (the “registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Didier Pietri Didier Pietri President and Chief Executive Officer

CERTIFICATIONS

     I, William M. Scharninghausen, Chief Financial Officer of Vialta, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Vialta, Inc. (the “registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ William M. Scharninghausen William M. Scharninghausen Chief Financial Officer