Form 10-K
period 2002-12-31
VIALTA INC
filed 2003-03-28
CIK 1141363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year ended December 31, 2002.
OR

☐ Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from: to: .

Commission file number 0-32809

Vialta, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3337236
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

48461 Fremont Boulevard

Fremont, California 94538
(Address, including zip code, of Registrant’s principal executive offices)

(510) 870-3088

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendments to this Form 10-K.     ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2002 (based on the average bid and ask price on the OTC Bulletin Board as of such date) was approximately $43,886,911.

      The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, on March 7, 2003 was 82,083,640 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive proxy statement relating to its 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Form 10-K Report.

VIALTA, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2002

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements that involve risks and uncertainties. All statements contained in this report that are not purely historical could be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “intend,” “continue,” and similar expressions, are intended to identify forward-looking statements. These forward-looking statements might include, without limitation, projections of our future financial performance, our anticipated growth and anticipated trends in our businesses; the features, benefits and advantages of our products; the development of new products, enhancements or technologies; business and sales strategies; developments in our target markets; matters relating to distribution channels, proprietary rights, facilities needs, competition and litigation; future gross margins and operating expense levels; and capital needs. These statements reflect the current views of Vialta or its management with respect to future events and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions proved incorrect, our actual results, performance or achievements in fiscal 2003 and beyond could differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to material differences include, but are not limited to, those discussed below in Item 7 under the heading “Other Factors That May Affect Our Business and Future Results:” and the risks discussed in our other filings with the Securities and Exchange Commission. We encourage you to read that section carefully. You should not regard the inclusion of forward-looking information as a representation by us or any other person that the future events, plans or expectations contemplated by us will be achieved. Vialta undertakes no obligation to release publicly any updates or revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

PART I

Item 1:     Business

      Vialta, Inc. (“Vialta” or the “Company”) develops, designs and markets consumer electronics products designed to maximize the benefits of digital technology in a more convenient and easy-to-use manner. Our newest product, BeamerTM, is a personal videophone. Beamer adds color video to phone calls, enabling Beamer users to see the person they are calling. Beamers are primarily sold in pairs, since the party receiving the video call must also have a Beamer (or compatible videophone). Beamer works with any home phone over any standard (analog) home phone line, at no additional cost to a regular phone call. The first product we developed was ViDVD, a multimedia DVD player that offers enhanced features such as CD, MP3 and karaoke disc playback, Internet connectivity and the ability to view digital photographs.

      We were incorporated in April 1999 in California as a subsidiary of ESS Technology, Inc. (“ESS”). In May 2001, we were reincorporated in Delaware and subsequently spun off by ESS as a distribution to its shareholders in August 2001.

      See Item 8 “Financial Statements and Supplementary Data” for additional financial information regarding our business.

Products and Services

      We have developed and introduced two distinct products: Beamer and ViDVD, both designed to offer greater convenience and ease-of-use to consumers.

      The Beamer is compatible with any home phone and does not require any additional equipment or wiring. Beamer provides the consumer with three viewing options (the calling party, the receiving party, or picture-in-picture) and the ability to adjust the level of movement fluidity in relation to detail. Beamer also has a “snapshot” feature that temporarily pauses any new video transmission, resulting in a higher resolution image on the LCD screen. A “video start” feature gives users full control over initiating the video transmission to another user, for complete video privacy whenever desired. Beamer won a 2003 “Best of Innovations” award in the telephone category from the Consumer Electronics Association based on criteria consisting of value to users, aesthetics, innovativeness, and contributions to quality of life. Beamer also won a 2003 “Good Buy” award from Good Housekeeping magazine based on criteria including ingenuity, value and exceptional performance.

      The ViDVD player is a multimedia DVD player that plays DVD, MP3, CD and karaoke discs, and other audio and video formats. ViDVD also allows users to access the Internet and view Kodak Picture CDs and JPEG format digital photos stored on either CD-R or CD-R/ W discs. We marketed ViDVD in a limited, 18-store commercial launch in late 2001 and had lower than anticipated sales activity. The DVD player market, which was still maturing, was experiencing rapid and substantial changes, including significant downward price pressure for DVD players in the retail market with current pricing approaching commodity levels. This adversely affected our ability to maintain prices and develop the distribution channels necessary to successfully launch ViDVD. As a result, we have chosen not to continue to market ViDVD. We may, at some time in the future, introduce an enhanced DVD player. However, there can be no assurance that we will develop or be able to introduce an enhanced DVD player.

      In addition to these two consumer products, we developed ViMagazine, a proprietary, encrypted, magazine-style DVD–format disc which is capable of delivering a wide variety of entertainment, from feature films to children’s programming, music and other programming content. ViMagazine was developed exclusively for use with our ViDVD to provide consumers with a convenient means of obtaining entertainment content on demand. We have not introduced ViMagazine. We do not presently anticipate introducing

ViMagazine in the future since it would be dependent on the introduction and acceptance of an enhanced DVD player that is compatible with ViMagazine technology.

      In connection with ViDVD’s internet capability, we intended to provide customers with the option of utilizing our Internet Service Provider (ISP), known as ViZip, as an alternative to other commercially available ISPs such as Earthlink or AOL. The ISP market is dominated by a few large companies and can be price sensitive. Based in part on our decision not to continue marketing ViDVD, we discontinued all activities related to ViZip during the fourth quarter of 2002.

Sales and Marketing

      We are currently directing our sales and marketing activities exclusively toward Beamer. This is due to several factors including: a lack of significant competition for Beamer from other companies in the videophone market; the initial positive response and acceptance from retailers and consumers; and the favorable product reviews from industry analysts, trade reporters and the general consumer media.

      We began nationwide retail distribution of Beamer during the third quarter of 2002, and it is currently carried by retailers such as Best Buy, Fry’s Electronics, The Good Guys and The Sharper Image. We market Beamer to retailers and distributors in the U.S. market through a combination of our direct sales force and independent sales representatives. Beamer may also be purchased directly by consumers from our on-line web store. We believe that retail stores will be the primary distribution channel for Beamer in the U.S. market, and we are working to increase the number of retailers carrying Beamer. In 2003 we expect to expand distribution for Beamer in the international consumer market through the use of distributors or strategic partners in specific territories or countries.

      To continue to build consumer demand and acceptance for Beamer, we expect to expand our retail and consumer initiatives, including targeted advertising and consumer awareness programs. Whenever possible, we will combine branding with product promotion opportunities. In addition, we will continue to place an emphasis on generating favorable press from industry analysts, trade reporters and the general consumer media.

Product Development

      Our product development efforts focus on bringing innovative digital consumer electronics products to the retail marketplace. Although much of the core development related to Beamer and ViDVD has already been completed, our ongoing development efforts focus on improvements to the operating system software for Beamer as well as new product offerings to the Beamer videophone product line. Our engineers are also engaged in the development of new products and other improvements and modifications to our existing products.

Intellectual Property

      We rely on a combination of patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect proprietary rights. We have filed two patent applications, one to cover ViDVD proprietary functions and digital encoder and decoder solutions and another to cover audio compression technology. In addition, we have filed similar applications in Taiwan and under the Patent Cooperation Treaty. To date, none of the patents have been issued.

      We have filed trademark applications in the U.S., Brazil, Canada, China, the European Union, Hong Kong, Japan, Singapore and Taiwan. The marks for which we have filed applications include the Vialta logo, Beamer, Phone Video Station, PVS, Viewphone, ViDVD, ViMedia, ViMag, ViMagazine, ViAudio, ViOS and ViZip.

      In connection with the spin-off of Vialta by ESS, ESS and Vialta entered into a master technology ownership and license agreement, pursuant to which ESS and Vialta acknowledged the specific technology and trademarks related to Vialta’s business that are owned by Vialta.

      At the time of our formation, we entered into several intellectual property agreements with ESS. We purchased from ESS all of ESS’ proprietary rights and benefits conferred under U.S. laws with respect to its videophone business and web browser business. We also entered into two research and development agreements, under which Vialta and ESS provide each other with product development services. The master technology ownership and license agreement supercedes prior intellectual property and research and development agreements between ESS and Vialta. In addition, we entered into a purchase agreement under which ESS agreed to provide us with semiconductor products. See “Note 9 — Related Party Transactions” beginning on page 40.

Manufacturing

      We have developed all of our products internally and outsource manufacturing. Beamer is currently manufactured by a contract manufacturer located in China. We believe that this contract manufacturer will provide us with sufficient manufacturing capacity to meet our current product demand. Our quality assurance engineers are located in China to oversee the contract manufacturer. We outsource import and export logistics, including clearance of Chinese and U.S. customs and ocean freight. We currently handle warehousing and all shipments to retail distribution centers, individual retailers and individual customers purchasing Beamer online.

Seasonality

      We expect that our operating results will be subject to seasonality and to quarterly and annual fluctuations. Domestic consumer electronic product sales have traditionally been much higher during the holiday shopping season than during other times of the year. As a result, we anticipate that our sales will be significantly higher in the third and fourth quarters than in the first and second quarters of each year.

Competition

      Beamer competes directly with several other companies in the videophone market which offer products delivering features similar to Beamer. We believe none of these companies has secured nationwide retail distribution relationships. The majority are available primarily through specialized retailers and websites. Furthermore, other videophone models have been integrated with handsets and have a significantly higher per unit retail price than Beamer. We believe the key competitive factors for videophone products are price, cost to use, quality of the video (especially moving images), retail distribution, brand awareness and ease of installation and use. We believe that among manufacturers of videophones that use analog phone lines, we compete favorably on the basis of price, video quality, product availability and ease of installation and use. In addition, we face competition from other video communication products utilizing Internet and broadband connections and digital camera cellular telephones. Internet and broadband products, which frequently are priced less than Beamer, utilize a personal computer or television, currently require subscription to an ISP and may require additional subscription services. These products may also be interoperable with users of competitive products, provide multiple transmission and storage options, and act as a digital camera. Digital camera cellular telephones are relatively new and most only offer still picture transmission or reception and require a digital cellular connection. Many of the current and prospective competitors in this market are larger, better known and have greater resources and experience than us.

      If we were to introduce an enhanced DVD player, we would still compete with established DVD player manufacturers who have substantially greater brand recognition, market presence, distribution channels, financial resources and promotional and strategic partners than us.

Employees

      As of February 28, 2003, we had 71 employees, including 23 in research and development, 14 in marketing, sales and support, 19 in manufacturing and operations and 15 in finance and administration.

Item 2:     Properties

      As of February 28, 2003, our corporate headquarters and one of our research and development centers occupy a 78,000 square foot facility located in Fremont, California, under a lease from ESS that expires in December 2003. We also lease office space in Los Angeles, California and a research and development center in Hong Kong. We still have leased space in Toronto, Canada for our ViZip ISP which is currently vacant. We believe that our existing facilities are adequate for our current needs.

Item 3:     Legal Proceedings

      In August 2001, Professional Staffing Corporation (“PSC”) filed a lawsuit against the Company in The Superior Court of California, County of Alameda, Case No. 2001-22331, alleging causes of action for breach of contract and fraud. In December 2001, we answered and filed a cross-complaint alleging cause of action for breach of contract, breach of the covenant of good faith and fair dealing, fraud, unfair competition, and abuse of process. In the past, PSC had provided temporary information technology workers to the Company on an ongoing basis, and prior to the suit being filed, in July of 2001 we withheld payment to PSC on $92,095 of invoices pending the results of an in-house audit. In October of 2002, the parties negotiated and signed a comprehensive settlement agreement and mutual release of all claims with prejudice. Performance of the settlement agreement has been completed by all parties, and dismissals to the complaint and cross-complaint were filed on November 1, 2002.

      We are not a party to any other litigation at the present time.

Item 4:     Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5:     Market for the Registrant’s Common Equity and Related Shareholder Matters

      Our common stock has been quoted on the OTC Bulletin Board under the symbol “VLTA” since August 21, 2001. The following table sets forth the high and low bid prices for the common stock as reported by the OTC Bulletin Board during the periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

Fiscal 2001:
Third Quarter ended September 30, 2001	$0.68	$0.22
Fourth Quarter ended December 31, 2001	$1.85	$0.30
Fiscal 2002:
First Quarter ended March 31, 2002	$1.50	$1.01
Second Quarter ended June 30, 2002	$1.07	$0.45
Third Quarter ended September 30, 2002	$1.18	$0.59
Fourth Quarter ended December 31, 2002	$0.72	$0.26

      As of March 7, 2003, there were approximately 430 record holders of the Company’s common stock.

      We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any earnings for use in our business, and we do not anticipate paying any cash dividends in the foreseeable future.

Item 6:     Selected Consolidated Financial Data

      You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated statement of operations data set forth below for the years ended December 31, 2002, 2001 and 2000, and for the period from April 20, 1999 (date of inception) through December 31, 1999 and for the period from April 20, 1999 (date of inception) through December 31, 2002 and the selected consolidated balance sheet data as of December 31, 2002, 2001, 2000 and 1999 are derived from, our audited consolidated financial statements. The information below is not necessarily indicative of the results of operation to be expected for any future period.

				Period from
				April 20, 1999
				(Date of Inception)
				Through
	Years Ended December 31,			December 31,

	2002	2001	2000	1999	2002

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Operating expenses:
Product costs	$10,421	$—	$—	$—	$10,421
Research and development	13,264	25,250	19,558	1,369	59,441
Amortization and impairment of content licenses	11,395	—	—	—	11,395
Sales and marketing	3,100	3,738	2,927	662	10,427
General and administrative	5,643	9,301	6,699	510	22,153

Operating loss	(43,823)	(38,289)	(29,184)	(2,541)	(113,837)
Interest income, net	1,244	3,606	7,688	512	13,050
Other income (expense)	—	(1,266)	(1,682)	9	(2,939)

Loss before income tax benefit	(42,579)	(35,949)	(23,178)	(2,020)	(103,726)
Income tax benefit	—	—	260	800	1,060

Net loss	$(42,579)	$(35,949)	$(22,918)	$(1,220)	$(102,666)

Net loss per share:
Basic and diluted	$(0.51)	$(0.83)	$(3.68)	$(0.71)	$(2.83)

Weighted average common shares outstanding: Basic and diluted	83,578	43,248	6,222	1,716	36,311

	December 31,

	2002	2001	2000	1999

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalent and short-term investments	$32,701	$67,428	$136,490	$112,844
Working capital	30,201	66,830	109,870	111,920
Total assets	40,327	83,866	153,691	114,580
Receivable from (payable) to related party	(33)	64	30,000	—
Other current liabilities	7,916	3,587	3,594	940
Redeemable convertible preferred stock	—	—	142,600	114,780
Total stockholders’ equity (deficit)	32,378	80,279	(22,503)	(1,140)

Item 7:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion includes forward-looking statements with respect to our future financial performance. Actual results may differ materially from those currently anticipated depending on a variety of factors, including those described below under the sub-heading, “Cautionary Statement Regarding Forward-Looking Statements” as well as “Other Factors That May Affect Our Business and Future Results” and the risks discussed in our most recent filing with the Securities and Exchange Commission. This following discussion should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Overview

      We were incorporated on April 20, 1999 as a wholly owned subsidiary of ESS Technology, Inc. On August 21, 2001, we spun off from ESS Technology, Inc. and operate as a stand-alone entity. We develop, design and market consumer electronics products designed to maximize the advantages of digital technology in a convenient and easy-to-use manner. Our newest product, BeamerTM, is a personal videophone. Beamer adds color video to phone calls, enabling Beamer users to see the person they are calling. Beamers are primarily sold in pairs, since the party receiving the video call must also have a Beamer (or compatible videophone). Beamer works with any home phone over any standard (analog) home phone line, at no additional cost to a regular phone call. We began nationwide retailer distribution of Beamer during the third quarter of 2002, and it is currently carried by retailers such as Best Buy, Fry’s Electronics, The Good Guys and The Sharper Image. The first product we developed was ViDVD, a multimedia DVD player that offers enhanced features such as CD, MP3 and karaoke disc playback, Internet connectivity and the ability to view digital photographs. We are currently not marketing the ViDVD. We also developed ViMagazine, a proprietary, encrypted, magazine-style DVD-format disc, which is capable of delivering a wide variety of entertainment, from feature films to children’s programming, music and other programming content to be used exclusively in conjunction with our ViDVD. As a result of our decision not to continue marketing ViDVD, we have not introduced ViMagazine.

      We have financed our development stage activities to date primarily from funds raised in private offerings of convertible preferred stock and common stock and through vendor credit. For the fiscal years ended December 31, 2002, 2001 and 2000, we had net losses of $42.6 million, $35.9 million and $22.9 million, respectively, and expect to continue to incur losses in 2003. From our inception through December 31, 2002, we had an accumulated deficit of $102.7 million.

      Through December 31, 2002, we have recognized no revenues. We began shipments of Beamer during the third quarter of 2002 and these shipments became more significant in the fourth quarter of 2002. As a result, we experienced a significant increase in working capital requirements due to channel inventory requirements, which were partially offset by cash receipts from our customers. For most of the shipments, the standard warranty period had not been completed as of December 31, 2002. Due to a limited history of warranty and sales returns for Beamer, we did not recognize revenues through December 31, 2002. We deferred revenue on Beamer of $3.2 million (the costs for which were expensed in prior periods) as of December 31, 2002, the majority of which is expected to be recognized during the quarter ending March 31, 2003. We anticipate that we will begin recognizing revenues, net of estimated warranty claims and returns, during the first quarter of 2003. We expect the company to come out of development stage in 2003.

Results of Operations

For the year ended December 31, 2002 compared with the year ended December 31, 2001

      The following table discloses key elements of the statements of operations, expressed as a percentage of total operating expenses.

	Years Ended December 31,

	2002	2001

Operating expenses:
Product costs	23.8%	—
Research and development	30.3%	65.9%
Amortization and impairment of content licenses	26.0%	—
Sales and marketing	7.1%	9.8%
General and administrative	12.8%	24.3%

Operating loss	100.0%	100.0%
Other income, net	2.8%	6.1%

Net loss	97.2%	93.9%

      Product Costs. Product costs were $10.4 million or 23.8% of operating expenses for the year ended December 31, 2002. Product costs represent inventory expenditures for raw materials and finished goods related to Beamer. Because Beamer is a new product that was only recently introduced, we expensed inventory costs as incurred through the third quarter of 2002. Following the nationwide commercial launch of Beamer, we began to capitalize the additional value of inventory costs associated with Beamer in the fourth quarter of 2002. We believe our inventory levels as of December 31, 2002 will be sufficient to meet our anticipated Beamer distribution commitments at least through June 30, 2003. All costs related to ViDVD products during the year ended December 31, 2001 were included in research and development; there were no similar ViDVD costs in 2002.

      Research and Development. Research and development expenses were $13.3 million for the year ended December 31, 2002, or 30.3% of operating expenses, compared to $25.3 million, or 65.9% of operating expenses for the year ended December 31, 2001. The decrease in research and development expenses was due to significant reductions in personnel expenses as we shifted our focus to sales and marketing efforts from core development activities and the fact that product costs for Beamer were presented as a separate category in 2002. All costs related to ViDVD products in development during the year ended December 31, 2001 were included in research and development. During the fourth quarter of 2002, we discontinued our Internet Service Provider (ISP) business, ViZip, and recorded a charge of $0.9 million related to the exit of this business. As a result of the decision to stop marketing ViDVD, we also reduced our research and development expense relating to both ViDVD and ViMagazine. We expect research and development expenses will continue at current dollar levels.

      Amortization and Impairment of Content Licenses. Amortization and impairment of content licenses for ViMagazine was $11.4 million in the year ended December 31, 2002, or 26% of operating expenses. During January 2002, we licensed feature film content from Artisan Entertainment for $10.0 million to use as part of our ViMagazine. Starting in the first quarter of 2002, we began to expense our content licenses, based on the greater of the royalty amounts due or amortization on a straight-line basis over an estimated life of three years. During the fourth quarter of 2002, we concluded that the content licenses had suffered a permanent decline in value, as a result of our decision not to market ViMagazine, and the remaining unamortized balance of $8.3 million was written down to zero. The $10.0 million license fee to Artisan Entertainment included a $5.0 million note that matures in January 2005 and would convert to a license fee if certain events occurred. We continue to receive current interest payments on the note and, since conversion is unlikely, we may receive the principal at maturity. If we were to be paid at maturity we would recognize a gain at that time.

      Sales and Marketing. Sales and marketing expenses were $3.1 million for the year ended December 31, 2002, or 7.1% of operating expenses, compared to $3.7 million, or 9.8% of operating expenses, for the year ended December 31, 2001. The decrease in sales and marketing expenses was primarily due to reductions in personnel expenses as a result of the suspension of ViDVD sales and marketing activities and improved organizational efficiencies. We expect sales and marketing spending to increase in future periods to support expansion of retail and consumer marketing initiatives, including advertising and consumer awareness programs, for Beamer and other new product introductions.

      General and Administrative. General and administrative expenses were $5.6 million for the year ended December 31, 2002, or 12.8% of operating expenses, compared to $9.3 million, or 24.3% of operating expenses, for the year ended December 31, 2001. The decrease in general and administrative expenses was primarily due to significant reductions in personnel and other corporate expenses and lower reimbursements to ESS for administrative and management services. We expect general and administrative expenses to be relatively constant as a percentage of total operating expenses in future periods.

      Other Income, Net. Interest income was $1.2 million for the year ended December 31, 2002 compared to $3.6 million for the year ended December 31, 2001. The decrease in interest income was primarily due to lower cash balances and lower yields on available-for-sale securities during the year ended December 31, 2002 as compared to the year ended December 31, 2001. During the year ended December 31, 2001, we recorded other expenses of $1.3 million related to investment write-offs. The investments were written off because we concluded that the investments had suffered a permanent decline in value based on our assessment of the financial condition of the companies in which we had invested and the markets that they serve. There were no investment write-offs for the year ended December 31, 2002.

      Net Loss. We incurred a net loss of $42.6 million for the year ended December 31, 2002 compared to $35.9 million for the year ended December 31, 2001. The increase in net loss was primarily due to increased amortization and write-downs associated with content licenses of $11.4 million, net inventory expenditures of $5.1 million and lower interest income of $2.4 million. These increases were partially offset by lower operating expenditures of $10.6 million for research and development, sales and marketing and general and administrative expenses, and the absence of investment write-offs in fiscal year 2002.

For the year ended December 31, 2001 compared with the year ended December 31, 2000

      The following table discloses key elements of the statements of operations, expressed as a percentage of total operating expenses.

	Years Ended December 31,

	2001	2000

Operating expenses:
Research and development	65.9%	67.0%
Sales and marketing	9.8%	10.0%
General and administrative	24.3%	23.0%

Operating loss	100.0%	100.0%
Other income, net	6.1%	20.6%

Loss before income tax benefit	93.9%	79.4%
Income tax benefit	—	0.9%

Net loss	93.9%	78.5%

      Research and Development. Research and development expenses were $25.3 million for the year ended December 31, 2001, or 65.9% of operating expenses, compared to $19.6 million, or 67.0% of operating expenses for the year ended December 31, 2000. The increase was primarily due to increases in payroll and payroll related expenses due to increased headcount and operating supplies necessitated by our expanded development efforts. The increase was partially offset by a nonrecurring purchase of technology from ESS, then our parent, in the amount of $2.0 million in the first quarter of 2000.

      Sales and Marketing. Sales and marketing expenses were $3.7 million for the year ended December 31, 2001, or 9.8% of operating expenses, compared to $2.9 million, or 10.0% of operating expenses, for the year ended December 31, 2000. The increase was primarily due to increases in payroll and marketing expenses due to increased headcount and introduction of ViDVD.

      General and Administrative. General and administrative expenses were $9.3 million for the year ended December 31, 2001, or 24.3% of operating expenses, compared to $6.7 million, or 23.0% of operating expenses, for the year ended December 31, 2000. The increase was primarily due to increases in payroll and other expenses due to increased headcount, as we expanded development efforts and infrastructure and fees in connection with the spinoff and being a public company.

      Other Income, Net. Net other income was $2.3 million for the year ended December 31, 2001 compared to $6.0 million for the year ended December 31, 2000. Net other income consists primarily of net interest income. Net interest income fell to $3.6 million for the year ended December 31, 2001 from $7.7 million for the year ended December 31, 2000. The decrease in net interest income was primarily due to lower cash balances during 2001. Partially offsetting interest income were equity investment write offs in an amount of $1.1 million for the year ended December 31, 2001 and $1.7 million for the year ended December 31, 2000. We wrote these equity investments off because we concluded that the equity investments had suffered a permanent decline in value, based on the financial condition of the companies in which we had invested.

      Income Tax Benefit. We did not make a provision for income taxes for the year ended December 31, 2001 compared to recording an income tax benefit of $260,000 for the year ended December 31, 2000. The income tax benefit for the year ended December 31, 2000 was a reimbursement of $260,000 from ESS pursuant to tax arrangements between ESS and us as a result of ESS realizing a tax benefit for utilizing our net operating losses for 2000. No tax benefit was recognized during the year ended December 31, 2001 since ESS did not expect to benefit during 2001 from our net operating losses as a result of the spin-off.

      Net Loss. We incurred a net loss of $35.9 million for the year ended December 31, 2001, compared to $22.9 million for the year ended December 31, 2000. The $13.0 million increase in net loss was due to increased operating expenses associated with our anticipated growth and development coupled with lower net interest income resulting from lower cash balances during 2001.

Liquidity and Capital Resources

      As of December 31, 2002, we had $32.7 million in cash, cash equivalents and short-term investments compared to $67.4 million as of December 31, 2001, representing a decrease of $34.7 million. As of December 31, 2002, we had no long-term investments compared to $4.1 million as of December 31, 2001.

      Our principal sources of liquidity are cash, cash equivalents and short-term investments. Net cash used in operating activities was approximately $23.3 million and $25.0 million for the years 2002 and 2001, respectively, representing a decrease of approximately $1.7 million. Our cash used in operating activities during the year ended December 31, 2002 was primarily attributable to product costs and normal operating expenses. Accounts receivable increased $1.4 million as a result of Beamer product shipments, primarily in the fourth quarter of 2002. We believe our inventory levels as of December 31, 2002 will be sufficient to meet our anticipated Beamer distribution commitments through June 30, 2003. The decrease in cash used in operating activities for 2002 compared to 2001 was primarily due to decreased operating expenses incurred by us as a result of the completion of our core development activities and significant reductions in personnel, partially offset by higher product costs. For the years ended December 31, 2002 and December 31, 2001, we had a net loss of $42.6 million and $35.9 million, respectively, and we expect to continue to incur losses in the fiscal year 2003.

      Net cash used in investing activities for the year ended December 31, 2002 was $11.6 million compared to $11.5 million of cash provided by investing activities for the year ended December 31, 2001. Net cash used in investing activities for the year ended December 31, 2002 was primarily related to purchases of content licenses of

$10.1 million for ViMagazine. Net cash provided by investing activities for the year ended December 31, 2001 was primarily related to the sales of short-term investments, net of purchases. This was partially offset by cash used for the purchase of content licenses, long-term investments and property and equipment.

      Net cash used by financing activities was $5.1 million for the year ended December 31, 2002 and $34.0 million for the year ended December 31, 2001. Net cash used in financing activities for the year ended December 31, 2002 was primarily related to repurchases of our common stock in the open market. Net cash used in financing activities for the year ended December 31, 2001 was for the repayment of a $30.0 million loan from a party controlled by Annie M.H. Chan, the spouse of Fred S.L. Chan, our Chairman, and repurchases of our common stock in the open market.

      Capital expenditures for the 12-month period ending December 31, 2003 are anticipated to be approximately $0.3 million, primarily budgeted to acquire capital equipment. Net inventory build requirements are expected to be approximately $5.3 million during the 12-month period ending December 31, 2003, primarily in the second half of 2003. We may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Such acquisition or investment may significantly increase our planned requirements for capital. From time to time, in the ordinary course of our business, we may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.

      In September 2001, the Board of Directors authorized the repurchase of up to 10,000,000 shares of its common stock in the open market over a 12-month period. In June 2002, the Board of Directors authorized the existing stock repurchase program be extended to include the repurchase of up to an additional 10,000,000 shares of common stock. For the year ended December 31, 2001 we repurchased approximately 6,236,000 shares of common stock at an aggregate cost of $4.0 million. For the year ended December 31, 2002, we repurchased approximately 4,969,000 shares of common stock at an aggregate cost of $5.1 million. From January 1, 2003 through February 21, 2003, we repurchased approximately 716,000 shares at an aggregate cost of approximately $278,000. As of February 21, 2003 approximately 8,079,000 shares remain authorized for repurchase.

      In January 2000, we entered into a non-cancelable lease agreement for our headquarters that will expire in 2003. Under the terms of this and other leases, with various expiration dates through 2006, our future minimum rental payments are as follows (in thousands):

Amounts

Years Ending December 31,
2003	$2,265
2004	349
2005	147
2006	110

$2,871

      We believe that our existing cash and cash equivalents, and short-term investments will be sufficient to fund our operations through December 31, 2003. However, to continue our operations beyond 2003 or to achieve our longer-term goals of introducing additional products to consumers, we believe we will need to raise additional capital, which may not be available on acceptable terms, if at all. We have historically used vendor credit as well as private offerings of convertible preferred stock and common stock to fund operations and provide for capital requirements. However, the price per share of any future equity-related financing will be determined at the time the offering is made and cannot be anticipated at this time. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders are likely to or will be reduced and such equity securities may have rights, preferences or privileges better than those of current stockholders. We cannot assure you that any additional financing will be available or that, if available, it will be sufficient or it can be obtained on terms favorable to us or our stockholders. If adequate funds are not available if and when needed, we would be required to delay, limit or eliminate some or all of our proposed operations.

Critical Accounting Policies

      The preparation of financial statements and the related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates to ensure that our estimates remain reasonable under current conditions. Actual results may differ from these estimates, which may have a material impact on our results of operations and financial condition.

      Critical accounting policies that require significant judgments and estimates for the preparation of our consolidated financial statements are as follows:

Revenue Recognition

      We generally recognize revenue on products sold to end customers upon shipment provided that we have no post-sale obligations, can reliably estimate and accrue warranty and sales returns, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. For sales to end customers that do not meet the above criteria, revenue is deferred until such criteria are met. Due to our limited history of warranty and sales returns, we have not recognized revenues on sales of Beamer pending the expiration of the warranty period.

      Products sold to retailers and distributors are subject to rights of return. Subject to our warranty reserves, we defer recognition of revenue on products sold to retailers and distributors until the retailers and distributors sell the products to their customers. We recognize revenues from retailers and distributors according to information on shipments to their customers as provided by those retailers and distributors. If information on shipments to their customers is not provided to us on a timely and accurate manner, there may be a material impact on our reported results of operations and financial condition.

Allowances for Sales Return

      Allowances are provided for estimated returns. Provision for return allowances will be recorded at the time when revenue is recognized based on our historical returns, current economic trends and changes in customer demand. Such allowances will be adjusted periodically to reflect actual and anticipated experience. Material differences may result in the amount and timing of our revenue for any period if management were to make different judgments or utilize different estimates. As of December 31, 2002, we did not have sufficient history and experience with respect to sales returns. As a result, we did not recognize any revenues on sales of Beamer pending the expiration of the warranty period.

Warranty

      We provide a limited warranty on our products for periods ranging from 90 days to 12 months from the date of sale to the end customers. Through December 31, 2002, we did not recognize any revenue. A key factor in the decision not to recognize revenue is that as of December 31, 2002, we did not have sufficient history to reasonably estimate warranty costs, and the warranty period had not lapsed from our first significant shipments. We will estimate warranty costs based on historical experience and will accrue for estimated costs as a charge to cost of sales when revenue is recognized. In the future, actual warranty costs may be higher than our estimates.

Valuation of Inventories

      Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. We record our inventory reserve for estimated losses based on assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory reserves may be required.

      Since our inception through December 31, 2001, we expensed inventory costs related to ViDVD of $9.0 million, as commercial shipments of ViDVD were limited. No additional ViDVD inventories were purchased during the year ended December 31, 2002, and we had discontinued marketing ViDVD.

      We expensed $10.4 million inventory costs on our new product Beamer through September 30, 2002. We began capitalizing our inventory costs in the fourth quarter of 2002 because we experienced an increase in shipments since Beamer was commercially introduced nationwide in the third quarter of 2002. Additional inventory reserves may be needed if actual demand or market conditions are less favorable than management’s projection.

Valuation of Long-Lived Assets

      We review long-lived assets based upon an undiscounted cash flow basis and will record an impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. If an asset is considered impaired, the asset is written down to carrying value based on undiscounted cash flows. During the fourth quarter of 2002, we wrote the remaining unamortized balance of $8.3 million of content licenses down to zero. Future cash flows could be different from those estimated by our management.

Recent Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Our adoption of FAS 146 did not have a material effect on our consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45 (FIN No.45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not expect our adoption of FIN No. 45 to have a material impact on our consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. We do not expect our adoption of FIN No. 46 to have material impact on our consolidated financial statements.

Other Factors That May Affect Our Business and Future Results

      Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below.

If Beamer does not achieve broad market acceptance, we may not be able to continue operating our business.

      We are currently marketing only one product. As a result, our success is highly dependent upon consumer acceptance of Beamer, which began shipping in the third quarter of 2002. Consumer acceptance requires, among other things, that we:

•	educate consumers on the advantages of Beamer;

•	commit a substantial amount of human and financial resources to support the retail distribution of Beamer;

•	continue to develop our sales, marketing and support activities to consumers and retailers; and

•	expand the number and location of retailers carrying Beamer.

      We may not achieve any or all of these objectives. As a result, despite our initial national retail launch, consumers may not be aware of Beamer. This could delay or prevent our ability to achieve broad market acceptance of Beamer. The failure of Beamer to achieve sufficient consumer and retailer acceptance would impair our ability to continue operating our business.

We are a development stage enterprise, have not recognized any revenue, have incurred significant net losses and may never achieve significant revenues or profitability.

      We are a development stage company with a limited commercial operating history. We have not recognized any revenue, have incurred significant losses and have had substantial negative cash flow. As of December 31, 2002, we had $32.7 million in cash, cash equivalents and short-term investments. For the fiscal year ended December 31, 2002, we had a net loss of $42.6 million. We expect to continue to incur significant operating and non-operating expenses over the next several years as part of the continued development and potential expansion of our business. As a result, we expect to continue to lose money for the foreseeable future. The size of these net losses will depend in part on our recent and any future product launches, any growth in sales of our products and the rate of increase in our expenses. As a result, we will need to generate significant revenues to achieve profitability. Several factors, including consumer acceptance, retailer arrangements and competitive factors make it impossible to predict when or whether we will generate significant revenues or attain profitability. Consequently, we may never achieve significant revenues or profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

It may take a substantial amount of time and resources to achieve broad market acceptance of Beamer, and we cannot be sure that these efforts will generate the level of broad market acceptance of Beamer necessary to generate sufficient revenues to sustain our business.

      The current videophone end-user market is relatively small and primarily focused on business-to-business video conferencing applications. Although videophones have been commercially available for many years, previous videophone models have had high retail prices, limited retail distribution, limited functionality, poor video quality and have been integrated with a handset. Even though we believe Beamer has addressed many of the limitations associated with videophones and videophone technology, consumer demand remains low and may not increase. Even after educating consumers on the features of Beamer, consumers may still perceive little or no benefit from Beamer or may already own other products that provide similar benefits or functionality, such as PC-based Internet video or digital camera cellular telephones. As a result, consumers may not value, or be unwilling to purchase Beamer at profitable prices. We also do not have an established brand image, and the expense of a national advertising campaign to build and sustain brand awareness is not within our reach. Accordingly, to develop market acceptance of Beamer and any future products, we will need to devote a substantial amount of resources to educate consumers about the features and benefits of Beamer via alternative means including targeted public relations and extensive retail distribution. However, we cannot assure you that this commitment of resources will be successful in generating the revenues required to sustain our business. If we are unsuccessful, the future of our Company will be in doubt.

If we are unable to raise additional capital on acceptable terms, our ability to develop and market our products and operate our business could be harmed.

      To emerge from the development stage, introduce follow-on products and sustain and grow our business, we must continue to make significant investments to develop, enhance and market our products. We will also need significant working capital to take advantage of future opportunities and to respond to competitive pressures or unanticipated requirements. We expect that our existing capital resources will be sufficient to meet our cash requirements through December 31, 2003, although our current resources could be exhausted more quickly depending on the payment terms that we are able to negotiate with our vendors and suppliers and our success in generating and collecting on accounts receivable. The magnitude of our future capital requirements will depend on many factors, including, among others, product development expense levels, investments in working capital, and the amount of income, if any, generated by operations.

      When we do need to raise additional capital, that capital may not be available on acceptable terms, or at all. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or even continue operating our business.

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

      We were incorporated in April 1999 and have a limited operating history. As a result of our limited operations, our historical financial and operating information is of limited value in evaluating our future potential operating results. In addition, any evaluation of our business and prospects must be made in light of the risks and difficulties encountered by start-up companies developing products in new and rapidly evolving markets. For example, it may be difficult to accurately predict our future revenues, costs of revenues, expenses or results of operations. Beamer and any other future products represent new products for most consumers. It may be difficult to predict the creation of any market or the growth rate, if any, or size of the market for Beamer or other new products we may develop. We may be unable to accurately forecast customer needs or behavior or recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts or adjust our spending in a timely manner to compensate for any unexpected changes or revenue shortfall. This inability could cause our results of operations in a given quarter to be worse than expected, and could cause the price of our stock to decline.

We face intense competition from participants in the consumer electronics market, which may impair our revenues and ability to generate customers.

      The consumer electronics market is intensely competitive and rapidly evolving. Existing participants and new entrants in this market currently offer and may develop and offer additional products that will compete directly with Beamer or future products that we may develop.

      The consumer electronics industry in particular is characterized by rapid technological innovation and intense price competition. The competition for consumer spending and acceptance is also intense. Beamer competes directly with several other companies in the videophone market. All of these companies currently offer videophone products to consumers that operate over standard (analog) phone lines with no additional cost to the user, similar to Beamer. In addition to these companies we face competition from a competitively priced videophone product that utilizes a consumers broadband connection (as opposed to a standard phone line) to deliver a video image over a consumer’s television during a phone call. Beamer also faces competition from PC-based Internet video and from digital camera cellular telephones manufacturers and potential future offerings from current telephone manufacturers.

      If we choose to market the ViDVD or another enhanced DVD player, we would compete directly with several other currently available or soon to be introduced DVD players from major consumer electronics manufacturers, specialized manufacturers, and with products developed by smaller companies. Like the ViDVD, nearly all of these products accommodate media in DVD, CD, MP3 and JPEG formats, many offer Internet connectivity, and some include karaoke playback.

      In addition, many of the manufacturers and distributors of these competing products have substantially greater brand recognition, market presence, distribution channels, financial resources and promotional and other strategic partners than us.

If we fail to create consumer demand and consumer acceptance of Beamer, as the standard for the videophone category, we may not be able to generate sufficient revenues to sustain our business.

      The success of Beamer, as well as product line extensions to develop and define an entire videophone product category depends on a number of factors, including, but not limited to, strategic allocation of our limited financial and technical resources, accurate forecasting of consumer demand, timely completion of product development and introduction to market, and market and industry acceptance of our future and existing products. Most of our planned product and feature introductions are still in various stages of development and will require engineering and technical resources to bring to market. The success of some of our planned products may also require industry acceptance of new proprietary technologies or the adaptation of our products and technologies to accommodate the use of existing industry-accepted technologies. If we fail to develop and market new products and features, we may not be able to sustain our business.

We depend on a single contract manufacturer and a limited number of other third parties, including ESS, to manufacture and supply critical components for Beamer, and we may be unable to operate our business if those parties do not perform their obligations.

      We rely on a single contract manufacturer located in China to meet our current product demand. We also rely on ESS and a limited number of other third party suppliers for a number of key components for Beamer, including modem chips, video chips and LCD screens. We do not have long-term agreements in place with our suppliers. We do not control the time and resources that these suppliers devote to our business. We cannot be sure that these suppliers will perform their obligations as expected or that any revenue, cost savings or other benefits will be derived from the efforts of these parties. Our need for semiconductors as a key component of Beamer indirectly subjects us to a number of risks relating to ESS’ and any other future semiconductor suppliers’ reliance on independent foundries to produce those semiconductors, including the absence of adequate capacity, the unavailability of, or interruption in access to, certain process technologies and reduced control over delivery schedules, manufacturing yields and costs, and risks related to the international location of most major foundries. If any of our third party suppliers breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner, we may be delayed or prevented from launching or marketing our products. Because our relationships with these parties are non-exclusive, they may also support products that compete directly with ours, or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our products. This outcome would harm our ability to compete effectively and quickly achieve market acceptance and brand recognition.

We may have potential business conflicts of interest with ESS with respect to the companies’ ongoing relationships, and we may not be able to resolve these conflicts on terms favorable to us.

      Conflicts of interest may arise between ESS and us in a number of areas relating to ongoing relationships between the companies, including:

•	Although we entered into agreements with ESS that govern our business relationship after the distribution of our stock to ESS shareholders, ESS has no obligation to extend the terms of those agreements to us beyond the stated duration of those agreements;

•	ESS may supply semiconductors to competitors, which may affect ESS’ capacity to supply semiconductors to us;

•	We may compete with ESS with respect to business opportunities that are attractive to both companies, and ESS is not restricted from competing with our business.

If we are unable to maintain satisfactory relationships with, or increase the number of, retailers and distributors that sell our products, our business will suffer.

      In order to maintain our relationships with retailers and distributors we may be required to accept arrangements and terms, which may not be favorable to us. Such terms may include consignment arrangements, pricing concessions, marketing incentives, aggressive return allowances, commissions and other requirements, which could adversely affect the profitability of our products. In addition, we expect that our retailers and distributors will sell products offered by our competitors. If our competitors offer retailers and distributors more favorable terms or have more products available to meet their needs, those retailers and distributors may decline to carry or may not adequately promote our products. Although we are aggressively attempting to increase the number of retailers that market Beamer to consumers, there can be no assurance that we will be able to do so. If we are unable to maintain successful relationships with distributors and retailers or to expand our distribution channels, our business may fail.

We may need to expand our operations for future growth, and our failure to manage any such growth could disrupt business and impair our ability to generate revenues.

      We may need to expand our headcount, facilities and infrastructure to support potential sales growth and to allow us to pursue market opportunities. This potential expansion could place a significant strain on our management, operational and financial resources and systems. Specific risks we face as our business expands include:

•	We may need to attract and retain qualified personnel, and any failure to do so may impair our ability to offer new products or grow our business. We may be unable to successfully attract, integrate or retain sufficiently qualified personnel. If we are unable to hire, train, retain or manage the necessary personnel, we may be unable to successfully introduce new products or otherwise implement our business strategy.

•	We may need to provide acceptable customer support, and any inability to do so will impair our ability to develop consumer acceptance of our products. We expect that some of our customers will require support when using Beamer. We also anticipate that purchasers of any future products will require support in their use of such products. We do not have experience with widespread deployment of Beamer to a diverse customer base, and we may not have adequate personnel to provide the levels of support that our customers will require. Our failure to provide adequate customer support for our products will damage our reputation in the consumer electronics marketplace and strain our relationships with customers and strategic partners. This could prevent us from gaining new or retaining existing customers and could harm our reputation and brand.

•	We may need to improve our operational and financial systems, procedures and controls to support our expected growth, and any inability to do so will adversely impact our ability to grow our business. Our current and planned systems, procedures and controls may not be adequate to support our future

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

      Beamer is currently manufactured, assembled and tested by a single contract manufacturer located in China. In addition, most of our suppliers are located in China, Hong Kong and Taiwan. We also anticipate that, starting in 2003, revenue from international sales could represent a significant portion of our total revenue. Because of our international operations and relationships, and our reliance on foreign third-party manufacturing, assembly and testing operations, we are subject to the risks of conducting business outside of the United States, including:

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

      As part of our ongoing business strategy, we may consider acquisitions of, or significant investments in, additional businesses that offer or develop products and technologies complementary to our own. Such acquisitions could materially adversely affect our operating results and/or the price of our stock. Acquisitions also entail numerous risks, including:

•	difficulty of integrating the operations, products and personnel of the acquired businesses;

•	potential disruption of our ongoing business;

•	unanticipated costs associated with the acquisition;

•	inability of management to manage the financial and strategic position of acquired or developed products and technologies;

•	inability to maintain uniform standards, controls, policies and procedures; and

•	impairment of relationships with employees and customers that may occur as a result of integration of the acquired business.

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

      Because our products are expected to provide our customers with access to a variety of methods of electronic communication, it is difficult to predict what laws or regulations will be applicable to our business. Therefore, it is difficult to anticipate the impact of current or future laws and regulations on our business. Among the many regulations that may be applicable to our business are the following:

•	Federal Communications Commission regulations relating to the electronic emissions of consumer products;

•	Federal Communications Commission regulations relating to consumer products that connect to the public telephone network;

•	federal export regulations relating to the export of sensitive computer technologies such as encryption and authentication software.

      Changes in the regulatory climate or the enforcement or interpretation of existing laws could expose us to legal action if we fail to comply. In addition, any of these regulatory bodies could promulgate new regulations or interpret existing regulations in a manner that would cause us to incur significant compliance costs or force us to alter the features or functionality of our products.

Our stock may be subject to the requirements for penny stocks, which could adversely affect your ability to sell and the market price of our shares.

      Our stock may fit the definition of a penny stock. The Securities and Exchange Act of 1934 defines a penny stock as any equity security that is not traded on a national securities exchange or authorized for quotation on The NASDAQ National Market and that has a market price of less than $5.00 per share, with certain exceptions. Penny stocks are subject to Rule 15g under the Securities and Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers who sell such securities. In general, a broker-dealer, prior to a transaction in a penny stock, must deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must provide the customer with current bid and offer quotations for the penny stock, information about the commission payable to the broker-dealer and its salesperson in the transaction and monthly statements that disclose recent price information for each penny stock in the customer’s account. Finally, prior to any transaction in a penny stock, the broker-dealer must make a special written suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. All of these requirements may restrict your ability to sell our stock and could limit the trading volume of our stock and adversely affect the price investors are willing to pay for our stock.

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

      We expect our operating results, including any revenues we may generate, to fluctuate significantly due to a number of factors, many of which are outside of our control. Therefore, you should not rely on period-to-period comparisons of results of operations as an indication of our future performance. It is possible that in some future periods our operating results may fall below the expectations of market analysts and investors. In this event, the market prices of our stock would likely fall. Factors that may affect our quarterly operating results include:

•	consumer awareness and demand for Beamer;

•	ongoing demand and supply for Beamer;

•	seasonality and other consumer and advertising trends;

•	changes in the economic terms of our relationships with our strategic partners;

•	shortfalls in the supply of components necessary for the manufacture of our products;

•	changes in our pricing policies, the pricing policies of our competitors and general pricing trends in the consumer electronics market;

•	unanticipated shortfalls in revenue due to the fact that our expenses precede associated revenues;

•	changes in estimates of our financial performance or changes in recommendations by securities analysts;

•	release of new or enhanced products or services or introduction of new marketing initiatives by us or our competitors;

•	announcements by us or our competitors of the creation or termination of significant strategic partnerships, joint ventures, significant contracts, or acquisitions;

•	the market price generally for consumer electronics and retail industry stocks;

•	market conditions affecting the consumer electronics industry;

•	additions or departures of key personnel;

•	demand for and consumer acceptance of other anticipated future products offerings; and

•	general economic conditions.

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

      Domestic consumer electronic product sales have traditionally been much higher during the holiday shopping season than during other times of the year. Although predicting consumer demand for Beamer and any future products will be very difficult, we believe that sales of Beamer will be higher during the holiday shopping season when compared to other times of the year. We believe we have adequate capital to continue to operate for the 12-month period ending December 31, 2003. However, if we are unable to generate sufficient revenues during the 2003 holiday shopping season, or any future season, we may not be able to continue our business

Our historical financial information may not be representative of our future operating results as a separate company.

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

      Even if ESS’ distribution of our stock to its shareholders is otherwise a tax-free distribution, ESS may, under certain circumstances, recognize gain for U.S. federal and state income tax purposes with respect to the distribution if a 50% or greater interest in us is acquired during the two-year period following the distribution. Certain sales of shares by us that occurred during the two years immediately prior to the distribution may be counted towards the 50% threshold. The amount of such gain would be the difference between the fair market value of the stock distributed, on the date of distribution, and ESS’ adjusted tax basis in the stock. Under a tax sharing and indemnity agreement, we have agreed in certain circumstances to indemnify ESS for ESS’ U.S. federal and state income tax liability which results as a direct consequence of any acquisition of a 50% or greater interest in us after the distribution. This indemnity obligation, if triggered, could have a substantial effect on our available cash. In addition, the existence of the indemnity obligation may discourage potential acquisition proposals and could delay or prevent an acquisition of a 50% or greater interest in us. Because future sales of stock could be deemed to be part of a related transaction that results in an acquisition of a 50% or greater interest in us, our desire to avoid triggering the indemnity obligation could limit the size of any offerings of stock by us during the two-year period following the distribution.

ESS submitted a request to the Internal Revenue Service (IRS) to rule that its distribution of our shares to ESS shareholders was tax-free. The IRS determined that it would not provide such a ruling.

      The IRS decision not to provide a ruling on the distribution does not mean that the distribution is taxable. We believe that the distribution is tax-free. ESS has advised us that they intend to report the distribution as tax-free in its federal income tax filings. ESS has also advised us that it is seeking an opinion from its tax advisors that the distribution is tax-free. No assurance can be given that such an opinion will be obtained or the level of assurance such opinion will provide.

      Even if such an opinion is obtained, no assurance can be given that the IRS will not determine at a later date that the distribution is taxable. If the IRS determines that the distribution is taxable, recipients of our stock in distribution may be required to pay income taxes as a result of the distribution, with the amount of ordinary income and gain dependent upon the value of the stock they received and their share of ESS’ earnings and profits. Determining whether or not the distribution will qualify for tax-free status requires a complex analysis of many factors, including, among others, the business purpose for the distribution, the nature of the business to be engaged in by ESS and us following the distribution, and the extent to which ESS remains in control of us following the distribution. Because of the fact-intensive nature of this analysis, there will be substantial uncertainty as to whether the distribution will qualify for tax-free treatment.

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

      If the distribution is taxable to them, the value of the shares they received will be treated as taxable ordinary income, return of cost or as taxable capital gain up to the value of the stock distributed. If the distribution is taxable, they will incur this tax whether or not they decide to sell the shares they receive in the distribution. Unless a recipient of shares in the distribution is required to make quarterly estimated tax payments to the IRS, this tax would generally have to be paid on or before the April 15, 2002 due date for the 2001 tax return. If such recipients do not have the cash available to pay the tax at or before the time it is due, they may have to sell all or a portion of their shares of our stock to pay the tax or risk incurring interest and penalties imposed by the IRS. If holders of a significant percentage our stock are also forced to sell in order to pay their taxes, or if there is for any other reason, a decline in the trading price of our shares following the distribution, recipients of our stock in the distribution may have to sell their shares of our stock at a lower price than they might otherwise have obtained.

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

Item 7a:     Quantitative and Qualitative Disclosure About Market Risk

      Interest Rate Risks. We invest in short-term investments. Consequently, we are exposed to fluctuation in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for sale, and at December 31, 2002, are recorded at market values.

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

Item 8:     Financial Statements and Supplementary Data

      The following documents are filed as part of this Report:

Page

REPORT OF INDEPENDENT ACCOUNTANTS	26
CONSOLIDATED BALANCE SHEETS	27
CONSOLIDATED STATEMENTS OF OPERATIONS	28
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	29
CONSOLIDATED STATEMENTS OF CASH FLOWS	31
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	32
Financial Statements Schedules
All schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto
SUPPLEMENTARY FINANCIAL DATA	47

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Vialta, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Vialta, Inc. (a development stage company) and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 and for the period from April 20, 1999 (date of inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
February 21, 2003

VIALTA, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$21,863	$61,886
Short-term investments	10,838	5,542
Accounts receivable, net	1,362	—
Inventories	2,834	—
Prepaid expenses and other current assets	1,253	2,989

Total current assets	38,150	70,417
Property and equipment, net	2,132	7,831
Long term investments	—	4,064
Content licenses	—	1,342
Other assets	45	212

Total assets	$40,327	$83,866

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,164	$760
Accrued expenses and other current liabilities	3,555	2,712
Deferred profit	3,230	115

Total current liabilities	7,949	3,587

Commitments (Notes 15 and 16)
Redeemable convertible preferred stock, $0.001 par value; 30,000 shares authorized, no shares issued and outstanding	—	—
Stockholders’ equity:
Common stock, $0.001 par value, 400,000 shares authorized, 93,961 and 92,473 shares issued, 82,756 and 85,625 shares outstanding	94	92
Additional paid-in capital	144,105	144,164
Treasury stock	(9,163)	(4,046)
Deficit accumulated during the development stage	(102,666)	(60,087)
Accumulated other comprehensive income	8	156

Total stockholders’ equity	32,378	80,279

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$40,327	$83,866

The accompanying notes are an integral part of these consolidated financial statements.

VIALTA, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from
				April 20,
				1999 (Date of
				Inception)
	Years Ended December 31,			through
				December 31,
	2002	2001	2000	2002

	(In thousands, except per share amounts)
Operating expenses:
Product costs	$10,421	$—	$—	$10,421
Research and development	13,264	25,250	19,558	59,441
Amortization and impairment of content licenses	11,395	—	—	11,395
Sales and marketing	3,100	3,738	2,927	10,427
General and administrative	5,643	9,301	6,699	22,153

Operating loss	(43,823)	(38,289)	(29,184)	(113,837)
Interest income, net	1,244	3,606	7,688	13,050
Other expense	—	(1,266)	(1,682)	(2,939)

Loss before income tax benefit	(42,579)	(35,949)	(23,178)	(103,726)
Income tax benefit	—	—	260	1,060

Net loss	$(42,579)	$(35,949)	$(22,918)	$(102,666)

Net loss per share:
Basic and diluted	$(0.51)	$(0.83)	$(3.68)	$(2.83)

Weighted average common shares outstanding: Basic and diluted	83,578	43,248	6,222	36,311

The accompanying notes are an integral part of these consolidated financial statements.

VIALTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	Redeemable							Deficit
	Convertible		Common Stock					Accumulated	Accumulated	Total
	Preferred Stock		(See Note 8)		Additional	Receivable		During the	Other	Stockholders’
					Paid in	from	Treasury	Development	Comprehensive	Equity	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stockholders	Stock	Stage	Income	(Deficit)	Loss

	(In thousands)
Issuance of common stock, at $0.25 per share	—	$—	6,220	$6	$1,549	$—	$—	$—	$—	$1,555
Issuance of Series A redeemable convertible preferred stock, at $0.25 per share in September 1999	40,000	10,000	—	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock, at $2.60 per share in December 1999	40,300	104,780	—	—	—	—	—	—	—	—
Issuance of note receivable in connection with issuance of common stock	—	—	—	—	—	(1,475)	—	—	—	(1,475)
Net loss	—	—	—	—	—	—	—	(1,220)	—	(1,220)	$(1,220)

Balance at December 31, 1999	80,300	114,780	6,220	6	1,549	(1,475)	—	(1,220)	—	(1,140)
Issuance of Series B redeemable convertible preferred stock, at $2.60 per share	10,700	27,820	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	11	—	3	—	—	—	—	3
Income tax benefit on disqualified disposition of stock options	—	—	—	—	77	—	—	—	—	77
Repayment of note receivable from stockholder						1,475		—	—	1,475
Net loss	—	—	—	—	—	—	—	(22,918)	—	(22,918)	$(22,918)

Balance at December 31, 2000	91,000	142,600	6,231	6	1,629	—	—	(24,138)	—	(22,503)
Exercise of stock options before recapitalization	—	—	61	—	16	—	—	—	—	16
Conversion of preferred stock to common stock A	(60,000)	(62,000)	60,000	60	61,940	—	—	—	—	62,000
Conversion of preferred stock to common stock B	(31,000)	(80,600)	34,100	34	80,566	—	—	—	—	80,600
Conversion of common stock to Common B	—	—	589	1	(1)	—	—	—	—	—
Shares transferred by ESS Technology, Inc. at spin-off	—	—	(612)	—	—	—	—	—	—	—
Return of common stock reserved for issuance upon exercise of stapled options	—	—	(9,840)	(10)	10	—	—	—	—	—
Exercise of stapled stock options	—	—	1,312	1	(1)	—	—	—	—	—
Exercise of stock options	—	—	20	—	5	—	—	—	—	5
Repurchase of common stock	—	—	(6,236)	—	—	—	(4,046)	—	—	(4,046)

The accompanying notes are an integral part of these consolidated financial statements.

VIALTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (CONTINUED)

	Redeemable							Deficit
	Convertible		Common Stock					Accumulated	Accumulated	Total
	Preferred Stock		(See Note 8)		Additional	Receivable		During the	Other	Stockholders’
					Paid in	from	Treasury	Development	Comprehensive	Equity	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stockholders	Stock	Stage	Income	(Deficit)	Loss

	(In thousands)
Components of comprehensive loss:
Net loss	—	$—	—	$—	$—	$—	$—	$(35,949)	$—	$(35,949)	$(35,949)
Unrealized gains on available-for- sale investments	—	—	—	—	—	—	—	—	156	156	156

Total comprehensive loss											$(35,793)

Balance at December 31, 2001	—	—	85,625	92	144,164	—	(4,046)	(60,087)	156	80,279
Shares transferred to ESS Technology, Inc.	—	—	612	—	—	—	—	—	—	—
Exercise of stapled stock options	—	—	1,419	1	(1)	—	—	—	—	—
Exercise of stock options	—	—	69	1	19	—	—	—	—	20
Repurchase of common stock	—	—	(4,969)	—	—	—	(5,117)	—	—	(5,117)
Income tax benefit on disqualified disposition of stock options	—	—	—	—	(77)	—	—	—	—	(77)
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(42,579)	—	(42,579)	$(42,579)
Unrealized losses on available-for- sale investments	—	—	—	—	—	—	—	—	(148)	(148)	(148)

Total comprehensive loss											$(42,727)

Balance at December 31, 2002	—	$—	82,756	$94	$144,105	$—	$(9,163)	$(102,666)	$8	$32,378

The accompanying notes are an integral part of these consolidated financial statements.

VIALTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				April 20,
				1999 (Date of
				Inception)
	Years Ended December 31,			through
				December 31,
	2002	2001	2000	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(42,579)	$(35,949)	$(22,918)	$(102,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,036	5,834	3,887	15,695
Amortization and impairment of content license fees	11,395	—	—	11,395
Write-down of investments	—	1,083	1,667	2,750
Changes in assets and liabilities:
Accounts receivables, net	(1,362)	—	—	(1,362)
Related party receivables/payables, net	97	646	(919)	33
Inventories	(2,834)	2,057	(2,057)	(2,834)
Prepaid expense and other assets	1,672	1,335	(4,244)	(1,298)
Deferred profit	3,115	115	—	3,230
Accounts payable and accrued liabilities	1,137	(122)	2,940	4,686

Net cash flows used in operating activities	(23,323)	(25,001)	(21,644)	(70,371)

Cash flows from investing activities:
Purchase of short-term investments	(32,277)	(15,988)	(98,444)	(169,053)
Proceeds from sales of short-term investments	30,897	33,650	93,676	158,223
Purchase of other long-term investment	—	(2,100)	(4,000)	(6,100)
Purchase of content licenses	(10,053)	(1,342)	—	(11,395)
Acquisition of property and equipment	(170)	(2,686)	(10,008)	(14,477)

Net cash flows provided by (used in) investing activities:	(11,603)	11,534	(18,776)	(42,802)

Cash flows from financing activities:
Proceeds from (repayment) of notes payable to related party	—	(30,000)	30,000	—
Issuance of preferred stock	—	—	27,820	142,600
Issuance of common stock	20	21	1,478	1,599
Repurchase of common stock	(5,117)	(4,046)	—	(9,163)

Net cash flows provided by (used in) financing activities:	(5,097)	(34,025)	59,298	135,036

Net increase (decrease) in cash and cash equivalents	(40,023)	(47,492)	18,878	21,863
Cash and cash equivalents, beginning of the period	61,886	109,378	90,500	—

Cash and cash equivalents, end of the period	$21,863	$61,886	$109,378	$21,863

Supplemental disclosure of cash flow information:
Unrealized gains (losses) on available-for-sale investments	$(148)	$156	$—	$8

Cash paid for interest	$—	$194	$—	$194

Supplemental disclosure of noncash financing activity:
Issuance of notes receivable in connection with issuance of common stock	$—	$—	$1,475	$1,475

The accompanying notes are an integral part of these financial statements.

VIALTA, INC.

Notes To Consolidated Financial Statements

Note 1 — The Company

      Vialta, Inc. was incorporated in California in April 1999 and reincorporated in the State of Delaware in May 2001.

      Vialta designs, develops and markets consumer electronics products. The Company has recently developed and introduced a personal videophone, known as Beamer™. Beamer adds color video to phone calls, enabling Beamer users to see the person they are calling. Beamer works with any home phone over any standard (analog) home phone line, and at no additional cost to a regular phone call. Beamers are primarily sold in pairs, since the party receiving the video call must also have a Beamer (or compatible videophone). In addition to Beamer, the Company has developed a multimedia DVD player (ViDVD) that offers additional features such as CD, MP3 and karaoke disc playback, Internet connectivity and the ability to view digital photographs. The Company is not marketing ViDVD.

Note 2 — Summary of Significant Accounting Policies

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

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents and Investments

      Vialta considers all highly liquid investments with an initial maturity of 90 days or less to be cash equivalents. Cash equivalents primarily represent money market funds.

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

Fair Value of Financial Instruments

      The reported amounts of certain of Vialta’s financial instruments, including cash and cash equivalents, short and long-term investments, accounts receivable, and accounts payable approximated fair value due to their short maturities.

Inventories

      Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

VIALTA, INC.

Notes To Consolidated Financial Statements — (continued)

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets.

Computer equipment	3-5 years
Furniture and fixtures	5 years
Software and web site development costs	1-3 years

      Repairs and maintenance costs are expensed as incurred.

Long-Lived Assets

      Vialta reviews long-lived assets based upon an undiscounted cash flow basis and will record an impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. If an asset is considered impaired, the asset is written down to carrying value based on undiscounted cash flows.

Comprehensive Income (Loss)

      Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. Comprehensive loss is disclosed in the consolidated statements of redeemable preferred stock and stockholders’ equity.

Revenue Recognition

      Vialta generally recognizes revenue on products sold to end customers upon shipment provided that Vialta has no post-sale obligations, can reliably estimate and accrue warranty and sales returns, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. For sales to end customers that do not meet the above criteria, revenue is deferred until such criteria are met.

      Products sold to retailers and distributors are subject to rights of return. Subject to the Company’s warranty reserve, it defers recognition of revenue on products sold to retailers and distributors until the products are sold by the retailers and distributors to their customers.

Allowances for Sales Return

      Allowances are provided for estimated returns. Provision for return allowances will be recorded at the time when revenue is recognized based on historical returns, current economic trends and changes in customer demand. Such allowances will be adjusted periodically to reflect actual and anticipated experience. As of December 31, 2002, Vialta did not have sufficient history and experience with respect to sales returns. As a result, the Company did not recognize any revenues on sales of Beamer pending the expiration of the warranty period.

Warranty

      Vialta provides a limited warranty on its products for periods ranging from 90 days to 12 months from the date of sale to the end customers. The Company will estimate warranty costs based on historical experience and will accrue for estimated costs as a charge to cost of sales when revenue is recognized. Through December 31, 2002, the Company did not recognize revenue. A key factor in the decision not to recognize revenue is that as of December 31, 2002, the Company did not have sufficient history to reasonably estimate warranty costs as the warranty period has not lapsed from the Company’s first significant shipments.

VIALTA, INC.

Notes To Consolidated Financial Statements — (continued)

Research and Development

      Research and development costs are expensed as incurred.

Advertising Costs

      Advertising production costs are expensed as incurred. Total advertising and promotional expenses were approximately $430,000 for the year ended December 31, 2002 and were not material for the years ended December 31, 2001 and 2000.

Income Taxes

      Vialta accounts for income taxes under the asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of timing differences between the carrying amounts and the tax bases of assets and liabilities.

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

Stock-Based Compensation

      Vialta accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, or APB No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of its stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. Vialta provides additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”.

      SFAS No. 148 amends SFAS No. 123 in December 2002 to require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The following table illustrates the effect on Vialta’s net loss and net loss

VIALTA, INC.

Notes To Consolidated Financial Statements — (continued)

per share if Vialta had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share amounts).

				Period from
				April 20, 1999
				(Date of
				Inception)
	Years Ended December 31,			through
				December 31,
	2002	2001	2000	2002

Net loss, as reported	$(42,579)	$(35,949)	$(22,918)	$(102,666)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(3,208)	(6,335)	(158)	(9,706)

Pro forma net loss	$(45,787)	$(42,284)	$(23,076)	$(112,372)

Net loss per share — basic and diluted:
As reported	$(0.51)	$(0.83)	$(3.68)	$(2.83)
Pro forma	$(0.55)	$(0.98)	$(3.71)	$(3.10)

Reclassification

      The Company has reclassified certain prior years’ information to conform to the current financial statement.

Recent Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company’s adoption of SFAS No. 146 did not have a material effect on its consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, (“FIN No. 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect its adoption of FIN 45 to have a material impact on its consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from

VIALTA, INC.

Notes To Consolidated Financial Statements — (continued)

the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. The Company does not expect its adoption of FIN 46 to have a material impact on its consolidation financial statements.

Note 3 — Risks and Uncertainties

      Since its inception, Vialta has been in the development stage and has incurred losses of approximately $102.7 million and cumulative negative cash flows from operations of $70.4 million. Management expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses may increase from current levels because of additional costs and expenses related to marketing activities, expansion of operations, expansion of product offerings and development of relationships with other businesses. Management believes that Vialta has sufficient cash, cash equivalents and short-term investments to fund its operations through December 31, 2003. However, in the longer term, failure to generate sufficient revenues, raise additional capital or reduce spending would have a material adverse effect on Vialta’s ability to achieve its intended business objectives.

      Vialta operates in a single business segment that is characterized by rapid technological advances, changes in customer requirements and evolving industry standards. Any failure by Vialta to anticipate or respond to changes in demand could have a material adverse effect on its business and operating results.

      Certain of the Company’s products contain critical components supplied by a single or a limited number of third parties. The Company has been required to purchase and inventory certain of the components around which it designs its products to ensure an available supply of products for customers. Any significant shortage of critical components or the failure of the third party suppliers to maintain or enhance these products could materially adversely affect the Company’s results of operations.

      Currently, the Company relies on a single third party to manufacture its products. Reliance on third-party manufacturers involves a number of risks, including the lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. If the Company’s third party manufacturer cannot or will not manufacture its products in required volumes, on a cost-effective basis, in a timely manner, or at all, the Company will have to secure additional manufacturing capacity. Even if the additional capacity is available at commercially acceptable terms, the qualification process could be lengthy and could cause interruptions in product shipments.

      Four customers comprise 72% of Vialta’s gross accounts receivable balance of $1.4 million at December 31, 2002. Each of these customers represents between 11% and 26% of total accounts receivable.

Note 4 — Revenue Recognition

Beamer

      Vialta did not have significant shipments of Beamer until the quarter ended December 31, 2002. For most of the shipments, the standard warranty period had not been completed as of December 31, 2002. Due to limited history of warranty and sales returns, Vialta did not recognize revenues through December 31, 2002. Vialta deferred revenue on Beamer shipments of $3.2 million (the costs for which were expensed in prior periods) as of December 31, 2002, the majority of which is expected to be recognized during the quarter ending March 31, 2003.

     ViDVD

      Starting in 2001, Vialta began to market ViDVD. Through December 31, 2002, shipments on ViDVD products were not significant. As of December 31, 2002, Vialta had discontinued marketing ViDVD.

VIALTA, INC.

Notes To Consolidated Financial Statements — (continued)

Note 5 — Content Licenses

      During 2002 and 2001,Vialta entered into licensing agreements with various entertainment content providers in connection with ViMagazine, a proprietary, encrypted, magazine-style DVD-format disk, which was designed to contain a wide variety of entertainment that can be used exclusively with ViDVD products. Starting in January 2002, Vialta amortized prepaid content licenses based on the greater of the royalty amounts due or amortization on a straight-line basis over an estimated life of three years. In December 2002 the Company concluded that content licenses had suffered a permanent decline in value, as a result of its decision not to market ViMagazine, and the remaining unamortized balance was written down to zero. The total amortization and impairment charge on content licenses recognized by Vialta during the year ended December 31, 2002 was $11.4 million.

Note 6 — Inventories

      Because of uncertainties regarding realization of the costs, Vialta expensed $10.4 million of inventory costs for Beamer through September 30, 2002. The Company began capitalizing its inventory costs for Beamer in the fourth quarter of 2002 because the Company experienced an increase in shipments. The following table summarizes the activities of inventories and the related reserves (in thousands):

	ViDVD and Other			Beamer

	Gross	Reserve	Net	Gross	Reserve	Net

Purchase of inventories from April 20, 1999 (date of inception) through December 31, 2001	$8,973	$(8,973)	$—	$—	$—	$—

As of December 31, 2001	8,973	(8,973)	—	—	—	—
Purchase of inventories	—	—	—	10,421	(10,421)	—
Use or disposal of inventories	(2,089)	2,089	—	—	—	—
Shipments for which revenues were deferred	—	—	—	(163)	163	—

As of September 30, 2002	6,884	(6,884)	—	10,258	(10,258)	—
Purchase of inventories	—	—	—	2,834	—	2,834
Use or disposal of inventories	(1,731)	1,731	—	(408)	408	—
ViDVD parts transferred to Beamer inventories	(835)	835	—	835	(835)	—
Shipments for which revenues were deferred	—	—	—	(1,653)	1,653	—

As of December 31, 2002	$4,318	$(4,318)	$—	$11,866	$(9,032)	$2,834

Raw materials	$4,255	$(4,255)	$—	$6,026	$(3,791)	$2,235
Finished goods	63	(63)	—	5,840	(5,241)	599

	$4,318	$(4,318)	$—	$11,866	$(9,032)	$2,834

VIALTA, INC.

Notes To Consolidated Financial Statements — (continued)

Note 7 — Other Balance Sheet Components:

	December 31,

	2002	2001

	(In thousands)
Short-term and long-term investments:
U.S. Government debt securities	$1,509	$4,274
Corporate debt securities	9,329	5,332

	10,838	9,606
Due between one and two years	—	4,064

Due within one year	$10,838	$5,542

Accounts receivable, net:
Accounts receivable	$1,392	$665
Less: Allowance for doubtful accounts	(30)	(665)

	$1,362	$—

Prepaid expenses and other current assets:
Advances to subcontractors	$429	$2,004
Receivables from a related party	—	64
Other current assets	824	921

	$1,253	$2,989

Property and equipment, net:
Machinery and equipment	$7,155	$7,149
Furniture and fixtures	569	607
Software and web site development cost	5,173	6,663

	12,897	14,419
Less: Accumulated depreciation	(10,765)	(6,588)

	$2,132	$7,831

      Depreciation expense was approximately $5.9 million, $3.6 million and $3.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Accrued expenses and other current liabilities:
Accrued compensation costs	$1,613	$2,440
Customer deposits	893	—
Accrued facility charges	402	—
Payables to a related party	33	—
Other current liabilities	614	272

	$3,555	$2,712

VIALTA, INC.

Notes To Consolidated Financial Statements — (continued)

Note 8 — Spin-Off and Recapitalization of Equity

      Prior to August 21, 2001, Vialta was a subsidiary of ESS Technology, Inc. (“ESS”). On July 24, 2001, Vialta was re-capitalized, pursuant to which it separated its common stock into Class A common stock with 3.8 votes per share and Class B common stock with one vote per share. Upon exchange of 5,892,000 shares of common stock for Class B common stock, Vialta issued 589,000 additional shares of Class B common stock to non-ESS common stockholders. Except for the voting power, Class A and Class B stockholders had the same rights. Vialta authorized 30,000,000 shares of preferred stock and 400,000,000 shares of common stock, 100,000,000 shares of which are designated Class A common stock, 50,000,000 of which are designated Class B common stock and 250,000,000 of which are designated non-classified common stock.

      As part of the August 21, 2001 spin-off transaction, all preferred stock owned by ESS converted to Class A common stock based on a conversion ratio of 1 to 1. All other preferred stock converted to Class B common stock at a ratio of 1 to 1.1. As a result, 91,000,000 shares of preferred stock were converted to 60,000,000 shares of Class A common stock and 34,100,000 shares of Class B common stock.

      As part of the spin-off transaction, ESS returned approximately 9,840,000 shares of Class A common stock to Vialta at no cost. These shares are reserved by Vialta for issuance upon exercise of stapled options that were granted by Vialta to ESS optionees as part of the spin-off transaction. In accordance with FIN No. 44, no compensation expense has been or will be recorded in conjunction with these stock option grants.

      The table below summarizes the effect of the these conversions of common stock outstanding at December 31, 2001 (in thousands):

			Class A	Class B
	Preferred	Conversion	Common	Common	Outstanding
Capital Stock	Shares	Ratio	Stock	Stock	Total

Series A — ESS owned	40,000	1 to 1	40,000	—	40,000
Series B — ESS owned	20,000	1 to 1	20,000	—	20,000
Series B — third party owned	31,000	1.1 to 1	—	34,100	34,100

	91,000		60,000	34,100	94,100
Shares returned to Vialta by ESS, reserved for issuance upon exercise of stapled options			(9,840)	—	(9,840)
Additional shares transferred by ESS as part of the spin-off transaction			(612)	—	(612)
Issuance of common stock upon exchange of third party owned common stock for Class B common stock			—	589	589
Conversion of original common stock to Class A and Class B common stock			400	5,892	6,292

Total effect of re-capitalization and spin-off transaction on Class A and Class B common stock outstanding			49,948	40,581	90,529

      In July 2002, each share of Vialta’s outstanding Class A and Class B common stock converted into a single class of common stock in accordance with the provisions of Vialta’s Articles of Incorporation. As a result of the above conversion, approximately 53,141,000 shares, including 10,169,000 of shares held by the Company as treasury stock, of issued Class A common stock and approximately 40,580,000 shares of issued Class B common stock were converted into approximately 93,721,000 shares of the non-classified common stock. Holders of the non-classified common stock are entitled to one vote per share on all matters.

VIALTA, INC.

Notes To Consolidated Financial Statements — (continued)

      In November 2002, Vialta returned approximately 612,000 shares to ESS at no cost. These shares were originally returned by ESS to Vialta as part of spin-off transaction in August 2001.

Note 9 — Related Party Transactions

      Prior to the August 21, 2001 spin-off transaction, Vialta was a subsidiary of ESS. The Chairman of Vialta is also the Chairman of ESS. The following is a summary of major transactions between Vialta and ESS (in thousands):

				Period from
				April 20,
				1999 (Date of
				Inception)
	Years Ended December 31,			through
				December 31,
	2002	2001	2000	2002

Net receivables at beginning of period	$64	$650	$—	$—
Charges by Vialta to ESS:
Administrative and management service fees	223	98	—	321
Other	77	74	650	801
Charges by ESS to Vialta:
Research and development service fees	—	(1,895)	(3,077)	(5,205)
Administrative and management service fees	(201)	(3,140)	(3,361)	(7,004)
Assignment of intellectual property	—	—	(2,000)	(2,000)
Purchase of products	(1,403)	(1,127)	(1,004)	(3,534)
Building lease	(1,852)	(640)	—	(2,492)
Cash receipts from ESS	(424)	(700)	—	(1,124)
Cash payments made to ESS	3,483	6,744	9,442	20,204

Net receivables (payables) at end of period	$(33)	$64	$650	$(33)

Note 10 — Net Income (Loss) Per Share

      Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is the same as the basic net loss per share for the periods presented. Potential common equivalent shares outstanding during the periods are excluded from the calculation of diluted net loss as the effect is anti-dilutive.

				Period from
				April 20,
				1999 (Date of
				Inception)
	Years Ended December 31,			through
				December 31,
	2002	2001	2000	2002

	(In thousands, except per share amounts)
Net loss	$(42,579)	$(35,949)	$(22,918)	$(102,666)
Basic and diluted weighted average common shares outstanding	83,578	43,248	6,222	36,311
Basic and diluted net loss per share	$(0.51)	$(0.83)	$(3.68)	$(2.83)

VIALTA, INC.

Notes To Consolidated Financial Statements — (continued)

      The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

				Period from
				April 20,
				1999 (Date of
				Inception)
	Years Ended December 31,			through
				December 31,
	2002	2001(1)	2000	2002(1)

Effect of common stock equivalents:
Options outstanding	11,255	13,107	2,156	11,255
Preferred stock outstanding	—	91,000	91,000	—

Total common stock equivalents excluded	11,255	104,107	93,156	11,255

(1)	The dilutive net loss per share calculation excludes the effect of the preferred stock outstanding through July 24, 2001, the date of the re-capitalization. Subsequent to this date, these stocks were included within the weighted basic shares outstanding calculation.

Note 11 — Common Stock and Stock Options

Common Stock Repurchases

      In September 2001, the Board of Directors authorized Vialta to repurchase up to 10 million shares of its common stock in the open market. During fiscal 2001, Vialta repurchased a total of 6,236,000 shares of common stock for an aggregate cost of $4.0 million.

      In June 2002, the Board of Directors authorized an additional 10 million shares for repurchase. During fiscal 2002, Vialta repurchased a total of 4,969,000 shares of common stock for an aggregate cost of $5.1 million.

      From January 1, 2003 through February 21, 2003, Vialta repurchased 716,000 shares of common stock for an aggregate cost of $0.3 million, and 8,079,000 remaining shares are authorized for repurchase.

1999 Stock Incentive Plan

      In August 1999, the Company adopted the 1999 stock incentive plan. Under the 1999 Plan, the Company’s incentive stock options may be granted to its employees, directors, non-employee directors and consultants. The aggregate number of shares reserved for awards under the 1999 Plan shall not exceed 10,000,000 shares. The exercise price of the 1999 Plan shall not be less than 100% of the fair market value (110% for 10 percent shareholders); the exercise price of a non-incentive stock option shall not be less than 85% of the fair market value (110% for 10 percent shareholders). Options shall generally vest over a four-year period.

2000 Directors Stock Option Plan

      In February 2000, the Company adopted the 2000 Directors Stock Option Plan. Under the 2000 Director Plan, the Company’s nonqualified stock options may be granted to nonemployee members of the board of directors of the Company. The aggregate number of shares reserved for issuance is 300,000 shares subject to adjustment as provided in this 2000 Director Plan. Each optionee who becomes a member of the board of

VIALTA, INC.

Notes To Consolidated Financial Statements — (continued)

directors will automatically be granted an option for 32,000 shares. The exercise price of the option shall be the fair market value at the time the option is granted. Options shall generally vest over a four-year period.

2001 Non-Statutory Stock Option Plan

      In August 2001, the Company adopted the 2001 non-statutory option plan. Under the 2001 Plan, the Company’s non-statutory stock options may be granted to its employees, directors, non-employee directors and consultants. The aggregate number of shares reserved for awards under the 2001 Plan shall not exceed 10,000,000 shares. The exercise price of a non-statutory stock option shall not be less than 85% of the fair market value (110% for 10 percent shareholders). Options shall generally vest over a four-year period.

      A summary of the activities in the 1999 Plan, the 2000 Director Plan and the 2001 Plan is as follows:

		Options Outstanding

			Weighted
	Available	Numbers	Average
	for	of	Exercise
	Grant	Options	Price

Adoption of the 1999 Plan	10,000,000	—	$—
Granted	(1,693,000)	1,693,000	0.26
Cancelled	60,000	(60,000)	0.25

Balance at December 31, 1999	8,367,000	1,633,000	0.26
Adoption of the 2000 Director Plan	300,000	—	—
Granted	(903,200)	903,200	1.98
Cancelled	369,500	(369,500)	0.92
Exercised	—	(10,500)	0.25

Balance at December 31, 2000	8,133,300	2,156,200	0.87
Adoption of the 2001 Plan	10,000,000	—	—
Granted	(13,640,137)	13,640,137	0.25
Cancelled	1,296,832	(1,296,832)	1.22
Exercised	—	(1,392,899)	0.02

Balance at December 31, 2001	5,789,995	13,106,606	0.29
Granted	(913,957)	913,957	0.85
Cancelled	1,277,205	(1,277,205)	0.79
Exercised	—	(1,488,670)	0.01

Balance at December 31, 2002	6,153,243	11,254,688	$0.31

VIALTA, INC.

Notes To Consolidated Financial Statements — (continued)

      The options outstanding and currently exercisable at December 31, 2002 are detailed as follows:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$0.00	6,353,274	5.54	$—	3,379,132	$—
$0.25 — $0.42	2,701,058	7.86	0.35	530,857	0.37
$0.47 — $1.62	1,938,927	8.93	1.04	382,698	1.23
$1.95	46,731	7.12	1.95	33,938	1.95
$2.01	214,698	6.71	2.01	144,209	2.01

	11,254,688	6.71	$0.31	4,470,834	$0.23

      The weighted average fair value of options granted in fiscal years 2002, 2001, 2000, and for period from April 20, 1999 (date of inception) through December 31,1999 was $0.59, $0.90, $0.34 and $0.05, respectively. Options exercisable were 4,470,834, 2,301,642, 150,250 and 0 as of December 31, 2002, 2001, 2000 and 1999, respectively.

Fair Value Disclosures

      The fair value of each employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,

	2002	2001	2000	1999

Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	3.50%	4.45%	6.25%	6.25%
Expected volatility	96%	90%	0%	0%
Expected life (in years)	4	4	4	4

      For the fiscal year ended December 31, 2001, the Company calculated all option grants previous to August 21, 2001 using a 0% volatility and a 90% volatility thereafter, in order to give effect to the spin-off transaction.

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

VIALTA, INC.

Notes To Consolidated Financial Statements — (continued)

Note 12 — Income Taxes

      The components of the benefit from income taxes are as follows (in thousands):

				Period from
				April 20,
				1999 (Date of
				Inception)
	Years Ended December 31,			through
				December 31,
	2002	2001	2000	2002

Current:
Federal	$—	$—	$—	$707
State	—	—	260	353

Total benefit from income taxes	$—	$—	$260	$1,060

      There was no federal or state income tax provision in 2002, 2001 and 2000 because the Company’s operations resulted in pre-tax losses. The Company filed consolidated federal tax return with ESS in 1999 and a consolidated state tax return with ESS in 2000 and 1999. As a result, ESS realized a tax benefit of $0, $0 and $260,000 for utilizing the Company’s net operating losses in 2002, 2001 and 2000, respectively. ESS reimbursed the Company for this tax benefit in accordance with the tax sharing arrangements between ESS and the Company.

      A reconciliation between the benefit from income taxes computed at the federal statutory rate of 35% for the years ended December 31, 2002, 2001 and 2000, and for the period from April 20, 1999 (date of inception) through December 31, 2002 and the benefit from income taxes is as follows (in thousands):

				Period from
				April 20,
				1999 (Date of
				Inception)
	Years Ended December 31,			through
				December 31,
	2002	2001	2000	2002

Benefit from income taxes at statutory rate	$14,903	$12,584	$7,830	$36,024
State income taxes net of federal tax benefit	1,971	2,066	1,032	5,162
Other	359	391	883	1,636
Tax losses not benefited	(17,233)	(15,041)	(9,485)	(41,762)

Benefit from income taxes	$—	$—	$260	$1,060

VIALTA, INC.

Notes To Consolidated Financial Statements — (continued)

      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those used for federal and state income tax purposes. Significant components of deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,

	2002	2001

Net operating loss carryforwards	$26,068	$15,506
Depreciation and amortization	7,663	3,271
Accruals and reserves	7,456	4,563
Federal and state credits carryforward	1,801	1,607
Other	(58)	751

Gross deferred tax assets	42,930	25,698
Valuation allowance	(42,930)	(25,698)

Net deferred tax assets	$—	$—

      Deferred tax assets at December 31, 2002 and 2001 primarily relate to net operating losses, depreciation and amortization, and accruals. Due to the uncertainly surrounding the realization of the deferred tax asset in future tax returns, the Company has established a full valuation allowance against its deferred tax assets. Management evaluates on a periodic basis the recoverability of deferred tax assets and the need for a valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

      As at December 31, 2002, Vialta had approximately $69.1 million and $33.0 million of federal and state net operating loss carryforward, respectively. These losses will begin expiring in 2020 and 2007, respectively.

      The Company has approximately $800,000 of federal and $900,000 of state research and development tax credits available to offset future tax, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2020. The California credits can be carried forward indefinitely.

      Under the Tax Reform Act of 1986, the amounts of benefits from net operating loss and credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses and credits that Vialta may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. If Vialta should have an ownership change, as defined by tax law, utilization of the carryforwards could be restricted.

Note 13 — Employee Benefit Plans

      In August 2001, the Vialta, Inc. 401(k) Plan was adopted. Under the terms of the 401(k) plan, eligible employees may elect to contribute a portion of their compensation as salary deferral contributions to the 401(k) plan, subject to certain statutorily prescribed limits. The 401(k) plan also permits, but does not require, Vialta to make discretionary matching contributions and discretionary profit-sharing contributions. As a tax-qualified plan, contributions to the 401(k) plan are generally deductible by Vialta when made, and are not taxable to participants until distributed from the 401(k) plan. Under the 401(k) plan, participants may direct the trustees to invest their accounts in selected investment options. Vialta did not make any matching contributions or discretionary profit-sharing contributions in the years ended December 31, 2002, 2001 and 2000 .

VIALTA, INC.

Notes To Consolidated Financial Statements — (continued)

Note 14 — Segment and Geographic Information

      Vialta operates as one segment since its inception on April 20, 1999 through December 31, 2002. As of December 31, 2002 and 2001, long-lived assets held outside the United States of America were not material.

Note 15 — Commitments

      In January 2000, Vialta entered into a non-cancelable lease agreement for its headquarters that will expire in 2003. Under the terms of this and other leases, with various expiration dates through 2006, Vialta’s future minimum rental payments are as follows (in thousands):

Years Ending December 31,	Amounts

2003	$2,265
2004	349
2005	147
2006	110

$2,871

      Rent expense was approximately $1.7 million, $2.1 million and $0.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 16 — Legal Matters

      From time to time, Vialta is involved in litigation in the normal course of business. The outcome of matters to date will not have material adverse impact on Vialta’s consolidated financial position, results of operations or cash flows.

Selected Quarterly Operation Results (unaudited):

      The following table presents un-audited quarterly financial information for each of the Company’s last eight quarters. This information has been derived from the Company’s un-audited financial statements and has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Form 10-K. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the quarterly results (in thousands, except per share amounts).

	For the Three Months Ended

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002	2001	2001	2001	2001

Operating expenses:
Product costs	$—	$1,137	$9,284	$—	$—	$—	$—	$—
Research and development	4,223	3,992	2,928	2,121	4,528	5,363	5,446	9,913
Amortization and impairment of content licenses	253	947	948	9,247	—	—	—	—
Sales and marketing	614	732	777	977	995	1,163	838	743
General and administrative	1,812	1,427	1,216	1,188	2,357	2,247	2,412	2,290

Operating loss	(6,902)	(8,235)	(15,153)	(13,533)	(7,880)	(8,773)	(8,696)	(12,946)

Interest income, net	363	372	330	179	1,230	1,055	801	520
Other income (expenses)	—	(1)	—	1	(19)	15	(1,097)	(165)

Loss before income tax benefit	(6,539)	(7,864)	(14,823)	(13,353)	(6,669)	(7,703)	(8,992)	(12,591)
Income tax benefit	—	—	—	—	—	—	—	—

Net loss	$(6,539)	$(7,864)	$(14,823)	$(13,353)	$(6,669)	$(7,703)	$(8,992)	$(12,591)

Net loss per share attributable to common shares — basic & diluted	$(0.08)	$(0.09)	$(0.18)	$(0.16)	$(1.07)	$(1.23)	$(0.13)	$(0.15)

Weighted average common shares outstanding	85,240	83,752	82,908	83,246	6,231	6,240	70,945	86,780

Item 9:	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

      Certain information required by Part III is omitted from this Report since the Company plans to file with the Securities and Exchange Commission the definitive proxy statement for its 2003 Annual Meeting of Shareholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10:	Directors and Executive Officers of the Registrant

      The information required by this Item is incorporated by reference in our Proxy Statement, which we will file with the Commission not later than 120 days after our fiscal year-end.

Item 11:	Executive Compensation

      The information required by this Item is incorporated by reference to the sections in our Proxy Statement entitled “Executive Compensation,” which we will file with the Commission not later than 120 days after our fiscal year-end.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is incorporated by reference in our Proxy Statement, which we will file with the Commission not later than 120 days after our fiscal year-end.

      The following table summarizes information with respect to options under Vialta’s equity compensation plans at December 31, 2002:

	Number of	Weighted	Number of Securities
	Securities to be	Average	Remaining Available for
	Issued Upon	Exercise Price of	Future Issuance Under
	Exercise of	Outstanding	Equity Compensation
	Outstanding	Options,	Plans (Excluding
	Options, Warrants	Warrants	Securities Reflected in
	and Rights (1)	and Rights	Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,254,688	$0.31	6,153,243
Equity compensation plans not approved by security holders	—	—	—

	11,254,688	$0.31	6,153,243

(1)	Includes only options outstanding under Vialta’s stock option plans, as no stock warrants or rights were outstanding as of December 31, 2002.

Item 13:	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference in our Proxy Statement, which we will file with the Commission not later than 120 days after our fiscal year-end.

Item 14:	Controls and Procedures

      (a)     Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of filing of the annual report, that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in report filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and includes controls and procedures designed to ensure that material information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      (b)     Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART IV

Item 15:	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

      (b)     Reports on Form 8-K.

      The Company did not file any Reports on Form 8-K during the fourth quarter of 2002.

      With the exception of the information incorporated by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders in Items 10, 11, 12 and 13 of Part III, the Proxy Statement is not deemed to be filed as part of this Report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIALTA, INC.

By:	/s/ DIDIER PIETRI

Didier Pietri
President and Chief Executive Officer

Date: March 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DIDIER PIETRI Didier Pietri	President and Chief Executive Officer (principal executive officer)	March 28, 2003

/s/ WILLIAM M. SCHARNINGHAUSEN William M. Scharninghausen	Chief Financial Officer (principal financial officer)	March 28, 2003

/s/ FRED S.L. CHAN Fred S.L. Chan	Chairman of the Board	March 28, 2003

/s/ GEORGE M. CAIN George M. Cain	Director	March 28, 2003

/s/ HERBERT CHANG Herbert Chang	Director	March 28, 2003

/s/ MICHAEL S. DUBESTER Michael S. Dubester	Director	March 28, 2003

/s/ MATTHEW K. FONG Matthew K. Fong	Director	March 28, 2003

CERTIFICATIONS

      I, Didier Pietri, President and Chief Executive Officer of Vialta, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Vialta, Inc. (the “registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ DIDIER PIETRI --------------------------------------- Didier Pietri President and Chief Executive Officer

CERTIFICATIONS

      I, William M. Scharninghausen, Chief Financial Officer of Vialta, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Vialta, Inc. (the “registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/S/ William M. Scharninghausen ------------------------------------ William M. Scharninghausen Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Form of Master Distribution Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.1 to Form 10 File No. 000-32809)
2.2	Form of Master Technology Ownership and License Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.2 to Form 10 File No. 000-32809)
2.3	Form of Employee Matters Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.3 to Form 10 File No. 000-32809)
2.4	Form of Tax Sharing and Indemnity Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.4 to Form 10 File No. 000-32809)
2.5	Form of Real Estate Matters Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.5 to Form 10 File No. 000-32809)
2.6	Form of Master Confidential Disclosure Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.6 to Form 10 File No. 000-32809)
2.7	Form of Master Transitional Services Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.7 to Form 10 File No. 000-32809)
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit No. 4.1 to Form S-8 File No. 333-65752)
3.2	Amended and Restated Bylaws of the Registrant (Exhibit No. 4.2 to Form S-8 File No. 333-65752)
4.1	Form of Class A Common Stock Certificate of the Registrant (Exhibit No. 4.1 to Form 10 File No. 000-32809)
4.2	Form of Class B Common Stock Certificate of the Registrant (Exhibit No. 4.2 to Form 10 File No. 000-32809)
10.1	1999 Stock Incentive Plan (Exhibit No. 10.1 to Form 10 File No. 000-32809) *
10.2	2000 Directors Stock Option Plan (Exhibit No. 10.2 to Form 10 File No. 000-32809) *
10.3	2001 Nonstatutory Stock Option Plan, as amended on August 1, 2001 (Exhibit No. 10.3 to Form 10 File No. 000-32809) *
10.4	2001 Employee Stock Purchase Plan (Exhibit No. 10.4 to Form 10 File No. 000-32809) *
10.5	Lease Agreement between the Registrant and ESS Technology, Inc. for the premises located at 48461 Fremont Boulevard, Fremont, California (Exhibit No. 10.5 to Form 10 File No. 000-32809)
10.6	Purchase Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 10.6 to Form 10 File No. 000-32809)
10.7	DVD Manufacturing License Agreement between the Registrant and Macrovision Corporation (Exhibit No. 10.7 to Form 10 File No. 000-32809)
10.8	Offer Letter Agreement between the Registrant and Charles Root (Exhibit No. 10.8 to Form 10 File No. 000-32809) *
10.9	Lease Agreement between the Registrant and 235 Investments Limited for the premises located at 235 Yorkland Boulevard, Ontario, Canada (Exhibit No. 10.9 to Form 10 File No. 000-32809)
10.10	Lease Agreement between Vialta.com Hong Kong Company Limited and Upcentre Investments Limited for the premises located at 238 Nathan Road, Kowloon, Hong Kong (Exhibit No. 10.10 to Form 10 File No. 000-32809)
10.11	Trademark License Agreement between the Registrant and Digital Theater Systems, Inc. (Exhibit No. 10.11 to Form 10 File No. 000-32809)
10.12	Software License Agreement between the Registrant and EnReach Technology, Inc. (Exhibit No. 10.12 to Form 10 File No. 000-32809)
10.13	Offer Letter Agreement between the Registrant and Didier Pietri (Exhibit No. 10.13 to Form 10 File No. 000-32809) *

Exhibit
Number	Description of Exhibit

10.14	Offer Letter Agreement between the Registrant and Steve Charng (Exhibit No. 10.5 to Form 10 File No. 000-32809)
10.15	Offer Letter Agreement between the Registrant and Michael Wang (Exhibit No. 10.9 to Form 10 File No. 000-32809)
21.1	Subsidiaries of the Registrant (Exhibit No. 21.1 to Form 10 File No. 000-32809)
23.1	Consent of PricewaterhouseCoopers LLP
23.3	Consent of PricewaterhouseCoopers LLP (filed herewith)
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan.