Form 10-Q
period 2003-03-31
VIALTA INC
filed 2003-05-15
CIK 1141363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2003.

OR

[ ]	Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from: ___________ to: __________ .

Commission file number 0-32809

VIALTA, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3337236 (I.R.S. Employer Identification No.)

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

     Yes  [X]   No  [  ]

     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, on May 8, 2003 was 82,143,336 shares.

VIALTA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

VIALTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$28,137	$21,863
Short-term investments	51	10,838
Accounts receivable, net	426	1,362
Inventories	2,945	2,834
Prepaid expenses and other current assets	942	1,253

Total current assets	32,501	38,150
Property and equipment, net	1,571	2,132
Long term investments	2,084	—
Other assets	24	45

Total assets	$36,180	$40,327

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$771	$1,164
Accrued expenses and other current liabilities	2,194	3,555
Deferred profit	1,108	3,230

Total current liabilities	4,073	7,949
Stockholders’ equity:
Common stock, $0.001 par value	94	94
Additional paid-in capital	144,105	144,105
Treasury stock	(9,458)	(9,163)
Accumulated deficit	(102,638)	(102,666)
Accumulated other comprehensive income	4	8

Total stockholders’ equity	32,107	32,378

Total liabilities and stockholders’ equity	$36,180	$40,327

See accompanying notes to the condensed consolidated financial statements.

VIALTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended

	March 31, 2003	March 31, 2002

Revenue, net	$3,843	$—
Cost of goods sold	863	—

Gross profit	2,980	—

Operating expenses:
Engineering and development	968	4,223
Amortization of content licenses	—	253
Sales and marketing	442	614
General and administrative	1,730	1,812

Total operating expenses	3,140	6,902

Operating loss	(160)	(6,902)

Interest income, net	188	363

Net income (loss)	$28	$(6,539)

Net income (loss) per share:
Basic	$0.00	$(0.08)

Diluted	$0.00	$(0.08)

Weighted average common shares:
Basic	82,238	85,240

Diluted	84,153	85,240

See accompanying notes to the condensed consolidated financial statements.

VIALTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended

	March 31, 2003	March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$28	$(6,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	565	1,818
Amortization and impairment of content license fees	—	253
Changes in assets and liabilities:
Accounts receivable, net	936	—
Related party receivable/payables, net	(21)	(35)
Inventories	(111)	—
Prepaid expense and other assets	333	(82)
Deferred profit	(2,122)	—
Accounts payable and accrued liabilities	(1,734)	(88)

Net cash flows used in operating activities	(2,126)	(4,673)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of short-term investments	10,783	57
Purchases of long-term investments	(2,084)	—
Purchase of content licenses	—	(5,042)
Acquisitions of property and equipment	(4)	(166)

Net cash flows provided by (used in) investing activities:	8,695	(5,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	10
Repurchases of common stock	(295)	(2,102)

Net cash flows used in financing activities:	(295)	(2,092)

Net increase (decrease) in cash and cash equivalents	6,274	(11,916)
Cash and cash equivalents, beginning of the period	21,863	61,886

Cash and cash equivalents, end of the period	$28,137	$49,970

See accompanying notes to the condensed consolidated financial statements.

VIALTA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. THE COMPANY

     Vialta, Inc. was incorporated in California in April 1999 and reincorporated in the State of Delaware in May 2001.

     Vialta develops, designs and markets consumer electronics products designed to maximize the advantages of digital technology in a convenient and easy-to-use manner. The Company has recently developed and introduced a personal videophone, known as Beamer™. Beamer adds color video to phone calls, enabling Beamer users to see the person they are calling. Beamer works with any home phone over any standard (analog) home phone line, and at no additional cost to a regular phone call. Beamers are primarily sold in pairs, since the party receiving the video call must also have a Beamer (or compatible videophone). The Company began nationwide retailer distribution of Beamer during the third quarter of 2002, and it is currently carried by retailers such as Best Buy, Fry’s Electronics, The Good Guys and The Sharper Image. In addition to Beamer, the Company has developed a multimedia DVD player (ViDVD) that offers additional features such as CD, MP3 and karaoke disc playback, Internet connectivity and the ability to view digital photographs. The Company is not marketing ViDVD. The Company has also developed ViMagazine, a proprietary, encrypted, magazine-style DVD-format disc, which is capable of delivering a wide variety of entertainment, from feature films to children’s programming, music and other programming content to be used exclusively in conjunction with our ViDVD. As a result of the Company’s decision not to continue marketing ViDVD, Vialta has not introduced ViMagazine.

     Since its inception, Vialta has incurred substantial losses and negative cash flows from operations. Management expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses may increase from current levels because of additional costs and expenses related to sales and marketing activities, continued expansion of operations, expansion of product offerings and development of relationships with other businesses. Management believes that Vialta has sufficient cash, cash equivalents, short-term investments and long-term investments to fund its operations through March 31, 2004. However, in the longer term, failure to generate sufficient revenues, raise additional capital or reduce spending could have a material adverse effect on Vialta’s ability to achieve its intended business objectives.

     From its inception through December 31, 2002, the Company was classified as a development stage enterprise. As of March 31, 2003, the Company had commenced principal operations and is no longer considered to be a development stage company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect only those normal recurring adjustments necessary for a fair statement of the financial position, operating results and cash flows of the Company for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K filed on March 28, 2003. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for any other period or for the fiscal year ending December 31, 2003.

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

Cash Equivalents and Investments

     The Company considers all highly liquid investments with an initial maturity of 90 days or less to be cash equivalents. Cash equivalents primarily represent money market funds.

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

Revenue Recognition

     The Company generally recognizes revenue on products sold to end customers upon shipment provided that the Company has no post-sale obligations, the Company can reliably estimate and accrue warranty costs and sales returns, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. For sales to end customers that do not meet the above criteria, revenue is deferred until such criteria are met.

     Products sold to retailers and distributors are subject to rights of return. Subject to the Company’s warranty reserves, the Company defers recognition of revenue on products sold to retailers and distributors until the retailers and distributors sell the products to their customers. The Company recognizes revenue from retailers and distributors according to information on shipments to their customers as provided by those retailers and distributors. If information on shipments to their customers is not provided on a timely and accurate manner, there may be a material impact on the Company’s reported results of operations and financial condition.

     Revenue for the three months ended March 31, 2003 was $3.8 million. There was no revenue for the three months ended March 31, 2002. During the first quarter of 2003, the Company began to recognize revenue on sales of Beamer, net of estimated warranty claims and returns. The Company began nationwide distribution of Beamer during the third quarter of 2002 and experienced more significant shipments during the fourth quarter of 2002. For most of these shipments, the standard warranty period had not been completed as of December 31, 2002. Due to a limited history of warranty and sales returns for Beamer, the Company did not recognize revenue from sales through December 31, 2002. As a result, revenue for the first quarter of 2003 includes the recognition of deferred revenue of approximately $2.8 million related to shipments of Beamer, which were made during the third and fourth quarters of 2002.

Allowances for Sales Return

     Allowances are provided for estimated returns. Provision for return allowances are recorded at the time when revenue is recognized based on historical returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual and anticipated experience.

Warranty

     The Company provides a limited warranty on its products for periods ranging from 90 days to 12 months from the date of sale to the end customers. The Company estimates warranty costs based on historical experience and accrues for estimated costs as a charge to cost of sales when revenue is recognized. During the first quarter of 2003, warranty costs did not have a material impact on the Company’s reported results of operations and financial condition. In the future, actual warranty costs may be higher than the Company’s estimates.

Comprehensive income (loss)

     Comprehensive income (loss) is defined to include all changes in equity during a period from non-owner sources. For the three months ended March 31, 2003 and 2002, comprehensive income (loss) approximated the net income and net loss reported.

Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, or APB No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of its stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company provides additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.”

     The following table illustrates the effect on the Company’s net loss and net loss per share if it had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share amounts).

	Three Months Ended March 31,

	2003	2002

Net income (loss), as reported	$28	$(6,539)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(349)	(1,051)

Pro forma net loss	$(321)	$(7,590)

Net loss per share:
Basic	$(0.00)	$(0.09)
Diluted	$(0.00)	$(0.09)

NOTE 3. RELATED PARTY TRANSACTIONS

     The following is a summary of major transactions between Vialta and ESS Technology, Inc., which was formerly the parent of Vialta, for the periods presented (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net receivables (payables) at beginning of period	$(33)	$64
Charges by Vialta to ESS:
Administrative & management service fees	—	103
Other	2	204
Charges by ESS to Vialta:
Administrative & management service fees	(32)	(88)
Purchase of products	(4)	(16)
Building lease	(463)	(463)
Cash receipts from ESS	(1)	(185)
Cash payments made to ESS	519	480

Net receivables (payables) at end of period	$(12)	$99

NOTE 4. INVENTORIES

     The following table summarizes the activity in Beamer related inventories and reserves for the three months ended March 31, 2003 (in thousands):

	Beamer

	Gross	Reserve	Net

As of December 31, 2002	$11,866	$(9,032)	$2,834
Purchase of inventories	553	—	553
Shipments and returns	(903)	629	(274)
Use or disposal of inventories	(311)	143	(168)

As of March 31, 2003	$11,205	$(8,260)	$2,945

Raw material	$5,350	$(3,220)	$2,130
Finished goods	5,855	(5,040)	815

	$11,205	$(8,260)	$2,945

     As of March 31, 2003 and December 31, 2002, the Company had gross ViDVD and other inventories of $4.3 million. These inventories were fully expensed in prior periods.

     Because in prior periods we expensed inventory expenditures for raw materials and finished goods related to Beamer revenue recognized during the quarter, cost of goods sold for the first quarter of 2003 was lower than what would have been recorded had inventory costs not been expensed. If we had not previously expensed inventory costs, our cost of goods sold for the three months ended March 31, 2003 would have been approximately $2.8 million.

NOTE 5. BALANCE SHEET COMPONENTS (in thousands)

	March 31,	December 31,
	2003	2002

Cash and cash equivalents
Cash and money market funds, at cost which approximates fair value	$28,137	$21,863

Short-term and long-term investments
US Government debt securities	$—	$1,509
Corporate debt securities	2,135	9,329

	2,135	10,838
Due between one and two years	2,084	—

Due within one year	$51	$10,838

Accounts receivable, net
Accounts receivable	$477	$1,392
Less: Allowance for doubtful accounts	(51)	(30)

	$426	$1,362

Prepaid expenses and other current assets
Advances to subcontractors	$429	$429
Other current assets	513	824

	$942	$1,253

Property and equipment
Machinery and equipment	$5,911	$7,155
Furniture and fixtures	465	569
Software and web site development cost	5,167	5,173

	11,543	12,897
Less: Accumulated depreciation	(9,972)	(10,765)

	$1,571	$2,132

Accrued expenses and other current liabilities
Accrued compensation costs	$1,252	$1,613
Customer deposits	95	893
Accrued facility charges	24	402
Payables to related party	12	33
Other current liabililties	811	614

	$2,194	$3,555

NOTE 6. NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing the net income (loss) for the three months ended March 31, 2003 and 2002 by the weighted average number of shares of common stock outstanding during the periods.

     Diluted net income per share is calculated by using the weighted average number of common shares outstanding for the three months ended March 31, 2003 and gives effect to all dilutive potential common shares outstanding for the three months ended March 31, 2003. The reconciling difference between the computation of basic and diluted net income per share for the three months ended March 31, 2003 presented is the inclusion of the dilutive effect of stock options issued to employees under employee stock option plans. Diluted net loss per share is the same as the basic net loss per share for the three months ended March 31, 2002 presented.

     Diluted net income per share excludes out-of-the-money stock options totaling 8.1 million shares for the three months ended March 31, 2003. While these options are currently anti-dilutive, they could be dilutive in the future. Potential common equivalent shares outstanding of 11.8 million as of March 31, 2002 are excluded from the calculation of diluted net loss, as the effect would be anti-dilutive. A reconciliation of basic and diluted income per share is presented below (in thousands, except per share amounts):

	For the three months ended
	March 31,

	2003	2002

Basic:
Net income (loss)	$28	$(6,539)

Weighted shares outstanding	82,238	85,240

Net income (loss) per share	$0.00	$(0.08)

Diluted:
Net income (loss)	$28	$(6,539)

Weighted shares outstanding	82,238	85,240
Effects of dilutive securities: stock options	1,915	—

Diluted weighted shares outstanding	84,153	85,240

Net income (loss) per share	$0.00	$(0.08)

NOTE 7. COMMON STOCK REPURCHASE

     During the quarter ended March 31, 2003, the Company repurchased approximately 759,000 shares of common stock for an aggregate cost of approximately $295,000. As of March 31, 2003, approximately 8,036,000 shares remain authorized for repurchase.

NOTE 8. RECENT ACCOUNTING PRONOUCEMENTS

     In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 did not have a material effect on the Company’s consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of FIN No. 45 to have a material impact on its consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. The Company does not expect the adoption of FIN No. 46 to have material impact on its consolidated financial statements.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion includes forward-looking statements with respect to our future financial performance. Actual results may differ materially from those currently anticipated depending on a variety of factors, including those described below under the sub-heading “Other Factors That May Affect Our Business and Future Results” and the risks discussed in our most recent filing with the Securities and Exchange Commission. The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report. References herein to “we,” “our,” “us,” and similar words or phrases are references collectively to Vialta, Inc. and its subsidiaries.

Overview

     We were incorporated on April 20, 1999 as a wholly owned subsidiary of ESS Technology, Inc. On August 21, 2001, we spun off from ESS Technology, Inc. and operate as a stand-alone entity. We develop, design and market consumer electronics products designed to maximize the advantages of digital technology in a convenient and easy-to-use manner. Our newest product, Beamer™, is a personal videophone. Beamer adds color video to phone calls, enabling Beamer users to see the person they are calling. Beamers are primarily sold in pairs, since the party receiving the video call must also have a Beamer (or compatible videophone). Beamer works with any home phone over any standard (analog) home phone line, at no additional cost to a regular phone call. We began nationwide retail distribution of Beamer during the third quarter of 2002, and it is currently carried by retailers such as Best Buy, Fry’s Electronics, The Good Guys and The Sharper Image. The first product we developed was ViDVD, a multimedia DVD player that offers enhanced features such as CD, MP3 and karaoke disc playback, Internet connectivity and the ability to view digital photographs. We are currently not marketing the ViDVD. We also developed ViMagazine, a proprietary, encrypted, magazine-style DVD-format disc, which is capable of delivering a wide variety of entertainment, from feature films to children’s programming, music and other programming content to be used exclusively in conjunction with our ViDVD. As a result of our decision not to continue marketing ViDVD, we have not introduced ViMagazine.

     Since our inception we have financed our operations primarily from funds raised in private offerings of convertible preferred stock and common stock and through vendor credit. For the three months ended March 31, 2003 and 2002, we had net income of $28,000 and a net loss of $6.5 million, respectively. We expect we will incur losses for at least the remainder of fiscal 2003. As of March 31, 2003 we had an accumulated deficit of $102.6 million.

     From our inception through December 31, 2002, we were classified as a development stage enterprise. As of March 31, 2003, we had commenced principal operations and are no longer considered to be a development stage company.

Results of Operations

For the three months ended March 31, 2003 compared with three months ended March 31, 2002

     Revenue. Revenue for the three months ended March 31, 2003 was $3.8 million. There was no revenue for the three months ended March 31, 2002. During the first quarter of 2003, we began to recognize revenue on sales of Beamer, net of estimated warranty claims and returns. We began nationwide distribution of Beamer during the third quarter of 2002 and experienced more significant shipments during the fourth quarter of 2002. For most of these shipments, the standard warranty period had not been completed as of December 31, 2002. Due to a limited history of warranty and sales returns for Beamer, we did not recognize revenue for sales through December 31, 2002. As a result, revenue for the first quarter of 2003 includes the recognition of deferred revenue of approximately $2.8 million related to shipments of Beamer, which were made during the third and fourth quarters of 2002.

     Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2003 was $863,000. There was no similar expense for the three months ended March 31, 2002. Because in prior periods we expensed inventory expenditures for raw materials and finished goods related to Beamer revenue recognized during the quarter, cost of goods sold for the first quarter of 2003 was lower than what would have been recorded had inventory costs not been expensed. If we had not previously expensed inventory costs, our cost of goods sold for the three months ended March 31, 2003 would have been approximately $2.8 million.

     Gross Profit. Gross profit for the three months ended March 31, 2003 was $3.0 million. If we had not previously expensed inventory costs, our gross profit for the first quarter of 2003 would have been $1.0 million.

     Engineering and Development. Engineering and development expenses were $968,000 for the three months ended March 31, 2003, compared to $4.2 million for the three months ended March 31, 2002. The decrease was primarily due to reductions in engineering and development personnel and other development expenditures as we shifted our focus to sales and marketing efforts from core development activities. Included in engineering and development expenses for the three months ended March 31, 2002 were development expenses related to ViDVD and ViMagazine as well as expenses related to our Internet Service Provider, known as ViZip. Since all development activities related to ViDVD, ViMagazine and ViZip were discontinued during 2002, there were no comparable expenses for the three months ended March 31, 2003. We expect engineering and development expenses to be relatively constant in future periods.

     Amortization of Content Licenses. During the fourth quarter of 2002, we determined that our content licenses had suffered a permanent decline in value and the remaining unamortized balance was written down to zero as of December 31, 2002. As a result, there was no amortization of content licenses for the three months ended March 31, 2003. For the three months ended March 31, 2002, amortization of content licenses was $253,000.

     Sales and Marketing. Sales and marketing expenses were $442,000 for the three months ended March 31, 2003 compared to $614,000 for the three months ended March 31, 2002. The decrease was primarily due to reductions in personnel expenses and improved organizational efficiencies. We expect sales and marketing spending to increase in future periods to support expansion of retail and consumer marketing initiatives, including advertising and consumer awareness programs, for Beamer and other potential new product introductions.

     General and Administrative. General and administrative expenses were $1.7 million for the three months ended March 31, 2003 compared to $1.8 million for the three months ended March 31, 2002. The decrease was primarily due to personnel reductions and other personnel related expenses as a result of company-wide headcount reductions. We expect general and administrative expenses to be relatively constant in future periods.

     Interest Income, net. Interest income, net was $188,000 for the three months ended March 31, 2003, compared to $363,000 for the three months ended March 31, 2002. The decrease in interest income was primarily due to lower cash balances and lower yields on available-for-sale securities during the first quarter of 2003 compared to the same quarter of 2002.

     Net Income (Loss). We earned net income of $28,000 for the three months ended March 31, 2003, compared to a net loss of $6.5 million for the three months ended March 31, 2002. The $6.5 million increase in net income was primarily due to the recognition of $3.8 million in revenue for which most of the cost of goods sold had previously been expensed, and a $3.8 million decrease in company-wide operating expenses.

Liquidity and Capital Resources

     At March 31, 2003, we had $30.3 million in cash, cash equivalents and investments compared to $32.7 million at December 31, 2002, representing a decrease of $2.4 million. At May 8, 2003, we had cash, cash equivalents and investments of $29.4 million.

     Our principal sources of liquidity are cash, cash equivalents, short-term investments and long-term investments. Net cash used in operating activities was approximately $2.1 million and $4.7 million for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of approximately $2.6 million. Our cash used in operating activities during the three months ended March 31, 2003 was primarily attributable to a decrease in deferred profit and accounts payable and accrued liabilities of $2.1 million and $1.7 million, respectively, offset by a decrease in accounts receivable of $936,000 and a decrease in prepaid expenses and other assets of $333,000. The decrease in cash used in operating activities during the three months ended March 31, 2003 compared to the three months ending March 31, 2002 was primarily due to decreased operating expenses as a result of significant reductions in personnel and revenue from sales of Beamer. For the three months ended March 31, 2003 and 2002, we had net income of $28,000 and a net loss of $6.5 million, respectively.

     Net cash provided by investing activities for the three months ended March 31, 2003 was $8.7 million compared to $5.1 million of cash used in investing activities for the three months ended March 31, 2002. Net cash provided by investing activities for the three months ended March 31, 2003 was primarily related to the sales of short-term investments. Net cash used in investing activities for the three months ended March 31, 2002 was primarily related to the purchases of content licenses.

     Net cash used in financing activities was $295,000 for the three months ended March 31, 2003 and $2.1 million for the three months ended March 31, 2002, primarily related to repurchases of our common stock.

     Net inventory build requirements are expected to be approximately $2.0 million during the 12-month period ending December 31, 2003, primarily in the second half of 2003. We may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Any such acquisition or investment may significantly increase our planned requirements for capital. From time to time, in the ordinary course of our business, we may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.

     In September 2001, the Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock in open market or private transactions over a 12-month period. In June 2002, the Board of Directors authorized the existing stock repurchase program be extended to include the repurchase of up to an additional 10,000,000 shares of common stock. Through December 31, 2002 we repurchased approximately 11,205,000 shares of common stock at an aggregate cost of $9.1 million. During the three months ended March 31, 2003, we repurchased approximately 759,000 shares for an aggregate cost of approximately $295,000. As of March 31, 2003, approximately 8,036,000 shares remained authorized for repurchase.

     In January 2000, we entered into a non-cancelable lease agreement for our headquarters that will expire in 2003. Under the terms of this and other leases, with various expiration dates through 2006, our future minimum rental payments as of March 31, 2003 are as follows (in thousands):

Amounts

2003	$1,609
2004	229
2005	164
2006	126

$2,128

     We believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations through March 31, 2004. However, to continue our operations beyond that date, or if our current level of operations change, or to achieve our longer-term goals of introducing additional products to consumers, we believe we will need to raise additional capital, which may not be available on acceptable terms, if at all. We have historically used vendor credit as well as private offerings of convertible preferred stock and common stock to fund operations and provide for capital requirements. However, the price per share of any future equity-related financing will be determined at the time the offering is made and cannot be anticipated at this time. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders are likely to or will be reduced and such equity securities may have rights, preferences or privileges better than those of current stockholders. We cannot assure you that any additional financing will be available or that, if available, it will be sufficient or it can be obtained on terms favorable to us or our stockholders. If adequate funds are not available if and when needed, we would be required to delay, limit or eliminate some or all of our proposed operations.

Critical Accounting Policies

     Our critical accounting policies were disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2002. On an ongoing basis, we re-evaluate our judgments and estimates including those related to valuation of inventories, valuation of long-lived assets and certain risks and concentrations. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. We apply our estimates and judgments consistently for all periods presented.

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. The Company does not expect the adoption of FIN No. 46 to have material impact on its consolidated financial statements.

Other Factors That May Affect Our Business and Future Results

     Factors that could impact our future business, consolidated financial position, results of operations or cash flows and cause future results to differ from our expectations include the following: the ability to achieve revenues and profitability; the ability to raise additional capital; competition; pricing pressures; the dependence on a limited number of products and the need to develop new products and features; the success of Beamer and other consumer products we may develop; component supply shortages; potential conflicts with ESS Technology, Inc., our previous parent; the success of current distribution and retailing relationships and the ability to enter into additional agreements; risks associated with the expansion of our business, including increased costs and the strain on management and other resources; the risk of product defects, system failures or interruptions; general economic, political and regulatory changes including in Asia; claims by third parties of intellectual property infringement; dependence on key management personnel and the need to attract and retain additional qualified personnel; risks associated with possible business acquisitions; regulatory changes that affect consumer electronics, telecommunications, copyrights or the internet; quarterly fluctuations in operating results; risks of class action lawsuits based on fluctuations in our stock price; seasonal trends; and risks identified in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and other filings with the Securities and Exchange Commission.

ITEM 3: Quantitative and Qualitative Disclosure About Market Risk

     Interest Rate Risks. We invest in short-term and long-term investments. Consequently, we are exposed to fluctuations in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of our short-term and long-term investments have been classified as available for sale, and at March 31, 2003, are recorded at market values.

     Foreign Exchange Risks. Because our products are manufactured primarily in Asia, we are exposed to market risk from changes in foreign exchange rates, which could affect our results of operations and financial condition. In order to reduce the risk from fluctuations in foreign exchange rates, our product sales and all of our arrangements with our third party manufacturers and component vendors are denominated in U.S. dollars. We do not engage in any currency hedging activities.

ITEM 4: Controls and Procedures

     Within ninety days prior to the filing of this report, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6: Exhibits and Reports on Form 8-K

(a)	Exhibits.

	99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

	99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

(b)	Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

VIALTA, INC. (Registrant)

Date: May 15, 2003	By: /s/ Didier Pietri
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

Date: May 15, 2003	/s/ Didier Pietri
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

Date: May 15, 2003

/s/ William M. Scharninghausen

William M. Scharninghausen
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002