Form 10-Q
period 2003-06-30
VIALTA INC
filed 2003-08-13
CIK 1141363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003.

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

     Yes [X]      No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes [   ]      No [X]

     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, on August 7, 2003 was 82,193,391 shares.

VIALTA, INC.

FORM 10-Q: QUARTER ENDED JUNE 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

VIALTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$22,752	$21,863
Short-term investments	7,509	10,838
Accounts receivable, net	618	1,362
Inventories	3,010	2,834
Prepaid expenses and other	653	1,253

Total current assets	34,542	38,150
Property and equipment, net	1,322	2,132
Other assets	29	45

Total assets	$35,893	$40,327

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$929	$1,164
Accrued liabilities and other	2,327	3,555
Deferred profit	1,627	3,230

Total current liabilities	4,883	7,949

Stockholders’ equity:
Common stock	94	94
Additional paid-in capital	144,112	144,105
Treasury stock	(9,458)	(9,163)
Accumulated deficit	(103,744)	(102,666)
Accumulated other comprehensive income	6	8

Total stockholders’ equity	31,010	32,378

Total liabilities and stockholders’ equity	$35,893	$40,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIALTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenue	$2,520	$—	$6,363	$—
Cost of goods sold	570	—	1,433	—

Gross profit	1,950	—	4,930	—

Operating expenses:
Product costs	—	1,137	—	1,137
Engineering and development	621	3,981	1,589	8,204
Sales and marketing	641	732	1,083	1,346
General and administrative	1,974	1,427	3,704	3,239
Amortization and impairment of content licenses	—	947	—	1,200

Total operating expenses	3,236	8,224	6,376	15,126

Operating loss	(1,286)	(8,224)	(1,446)	(15,126)

Interest income and other, net	178	360	366	723

Net loss	$(1,108)	$(7,864)	$(1,080)	$(14,403)

Net loss per share:
Basic and diluted	$(0.01)	$(0.09)	$(0.01)	$(0.17)

Weighted average common shares outstanding:
Basic and diluted	82,151	83,752	82,194	84,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,080)	$(14,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,016	3,495
Amortization and impairment of content licenses	—	1,200
Write-down of long-term investment	—	39
Changes in operating assets and liabilities:
Accounts receivable, net	744	—
Related party receivable/payables, net	443	113
Inventories	(176)	—
Prepaid expenses and other	616	(59)
Restricted cash	—	(1,738)
Deferred profit	(1,603)	—
Accounts payable and accrued liabilities and other	(1,906)	843

Net cash used in operating activities	(1,946)	(10,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(7,478)	2,483
Proceeds from sales of short-term investments	10,807	—
Purchase of content licenses	—	(10,043)
Acquisitions of property and equipment	(206)	(166)

Net cash provided by (used in) investing activities:	3,123	(7,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares of common stock	7	14
Repurchases of shares of common stock	(295)	(3,481)

Net cash used in financing activities:	(288)	(3,467)

Net increase (decrease) in cash and cash equivalents	889	(21,703)
Cash and cash equivalents, beginning of the period	21,863	61,886

Cash and cash equivalents, end of the period	$22,752	$40,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIALTA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. THE COMPANY

     We were incorporated in California in April 1999 and reincorporated in the State of Delaware in May 2001.

     We develop, design and market consumer electronics products designed to maximize the advantages of digital technology in a convenient and easy-to-use manner. Our newest product, Beamer™, is a personal videophone. Beamer adds color video to phone calls, enabling Beamer users to see the person they are calling. Beamer works with any home phone over any standard (analog) home phone line, and at no additional cost to a regular phone call. Beamers are primarily sold in pairs, since the party receiving the video call must also have a Beamer (or compatible videophone). We began nationwide retail distribution of Beamer during the third quarter of 2002, and it is currently carried by retailers such as Best Buy, Fry’s Electronics, The Good Guys, The Sharper Image and Frontgate. The first product we developed was ViDVD, a multimedia DVD player that offered additional features such as CD, MP3 and karaoke disc playback, Internet connectivity and the ability to view digital photographs. We are currently not marketing the ViDVD. We also developed ViMagazine, a proprietary, encrypted, magazine-style DVD-format disc, which is capable of delivering a wide variety of entertainment, from feature films to children’s programming, music and other programming content to be used exclusively in conjunction with our ViDVD. As a result of our decision not to continue marketing ViDVD, we have not introduced ViMagazine.

     Since our inception, we have incurred substantial losses and negative cash flows from operations. We expect operating losses and negative cash flows from operations to continue for the foreseeable future and anticipate that losses may increase from current levels because of additional costs and expenses related to sales and marketing activities, continued expansion of operations, expansion of product offerings and development of relationships with other businesses. We believe that we have sufficient cash and cash equivalents and short-term investments to fund our operations through June 30, 2004. However, in the longer term, failure to generate sufficient revenues, raise additional capital or reduce spending could have a material adverse effect on our ability to achieve our intended business objectives.

     From our inception through December 31, 2002, we were a development stage enterprise. During the first quarter of 2003, we commenced principal operations and are no longer classified as a development stage company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed interim financial statements contain all adjustments, all of which are normal and recurring in nature, necessary to fairly present our financial position, operating results and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in our Annual Report on Form 10-K filed on March 28, 2003. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for any other period or for the fiscal year ending December 31, 2003.

Reclassifications

     Certain prior year amounts in the condensed consolidated financial statements and the notes hereto have been reclassified where necessary to conform to the quarter ended June 30, 2003.

Principles of consolidation

     The consolidated financial statements include the accounts of Vialta and our subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash equivalents and investments

     We consider all highly liquid investments with an initial maturity of 90 days or less to be cash equivalents. Cash equivalents primarily represent money market funds.

     Short-term investments are comprised primarily of debt instruments that have been classified as available-for-sale. Management determines the appropriate classification of securities at the time of purchase and re-evaluates the classification at each reporting date. Marketable equity and debt securities are carried at their fair market value based on quoted market prices as of the balance sheet date. Realized gains or losses are determined on the specific identification method and are reflected in income. Net unrealized gains or losses are recorded directly in stockholders’ equity except those unrealized losses that are deemed to be other than temporary, which are reflected in investment losses.

Revenue recognition

     We generally recognize revenue on products sold to end customers upon shipment provided that we have no post-sale obligations, we can reliably estimate and accrue warranty costs and sales returns, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. For sales to end customers that do not meet the above criteria, revenue is deferred until such criteria are met.

     Products sold to retailers and distributors are subject to rights of return. We defer recognition of revenue on products sold to retailers and distributors until the retailers and distributors sell the products to their customers. We recognize revenue from retailers and distributors according to information on shipments to their customers as provided by those retailers and distributors. If information on shipments to their customers is not provided in a timely and accurate manner, there may be a material impact on our reported results of operations and financial condition. Revenue is also deferred for the initial thirty-day period during which our direct customers, retailers and distributors have the unconditional right to return products.

     Revenue for the three and six months ended June 30, 2003 was $2.5 million and $6.4 million, respectively. There was no revenue for the three and six months ended June 30, 2002. During the first quarter of 2003, we began to recognize revenue on sales of Beamer, net of estimated warranty claims and returns. We began nationwide distribution of Beamer during the third quarter of 2002 and experienced more significant shipments during the fourth quarter of 2002. For most of these shipments, the standard warranty period had not been completed as of December 31, 2002. Due to a limited history of warranty and sales returns for Beamer, we did not recognize revenue from sales through December 31, 2002. As a result, revenue for the six months ended June 30, 2003 includes the recognition of deferred revenue of approximately $2.8 million related to shipments of Beamer which were made during the third and fourth quarters of 2002.

Allowances for sales returns

     Allowances are provided for estimated returns. Provision for return allowances are recorded at the time when revenue is recognized based on historical returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual experience and anticipated returns.

Warranty

     We provide a limited warranty on our products for periods ranging from 90 days to 12 months from the date of sale to the end customers. We estimate warranty costs based on historical experience and accrue for estimated costs as a charge to cost of sales when revenue is recognized. During the six months ended June 30, 2003, warranty costs did not have a material impact on our reported results of operations and financial condition. In the future, actual warranty costs may be higher than our estimates.

Comprehensive income (loss)

     Comprehensive income (loss) is defined to include all changes in equity during a period from non-owner sources. For the three and six months ended June 30, 2003, comprehensive income (loss) approximated the net losses reported. The difference between net loss and comprehensive loss for the three months and six months ended June 30, 2002 was approximately $14,000 and $104,000, respectively, which related to unrealized losses on available-for-sale investments. Comprehensive loss for the three months and six months ended June 30, 2002 was approximately $7.9 and $14.5 million, respectively.

Stock-based compensation

     We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, or APB No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of its stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. We provide additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.”

     The following table illustrates the effect on our net loss and net loss per share if we had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss, as reported	$(1,108)	$(7,864)	$(1,080)	$(14,403)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(390)	(897)	(739)	(1,947)

Pro forma net loss	$(1,498)	$(8,761)	$(1,819)	$(16,350)

Pro forma net loss per share:
Basic and diluted	$(0.02)	$(0.10)	$(0.02)	$(0.19)

NOTE 3. RELATED PARTY TRANSACTIONS

     The following is a summary of major transactions between us and ESS Technology, Inc., which was formerly our parent company, for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net receivables (payables) at beginning of period	$(12)	$99	$(33)	$64
Charges by Vialta to ESS:
Administrative & management service fees	—	99	—	202
Other	—	(190)	2	14
Charges by ESS to Vialta:
Administrative & management service fees	(20)	(49)	(52)	(137)
Purchase of products	(15)	(53)	(19)	(69)
Building lease	(464)	(463)	(927)	(926)
Cash receipts from ESS	(1)	(153)	(2)	(338)
Cash payments made to ESS	36	661	555	1,141

Net receivables (payables) at end of period	$(476)	$(49)	$(476)	$(49)

NOTE 4. INVENTORIES

     The following table summarizes the activity in Beamer related inventories and reserves for the six months ended June 30, 2003 (in thousands):

	Beamer

	Gross	Reserve	Net

As of December 31, 2002	$11,866	$(9,032)	$2,834
Purchase of inventories	553	—	553
Shipments, net	(903)	629	(274)
Use or Disposal of inventories	(311)	143	(168)

As of March 31, 2003	11,205	(8,260)	2,945

Purchase of inventories	1,020	—	1,020
Shipments, net	(1,903)	1,374	(529)
Use or Disposal of inventories	(152)	(274)	(426)

As of June 30, 2003	$10,170	$(7,160)	$3,010

Raw material	$6,038	$(3,174)	$2,864
Finished goods	4,132	(3,986)	146

	$10,170	$(7,160)	$3,010

     As of June 30, 2003 and December 31, 2002, we had gross ViDVD and other inventories of $4.3 million. These inventories are fully reserved in all periods presented.

     Because a significant portion of our inventory expenditures for raw materials and finished goods for Beamer were expensed in prior periods, the cost of goods sold related to Beamer revenue recognized during the three and six months ended June 30, 2003 was lower than what would have been recorded had inventory costs not been previously reserved. If we had not previously expensed inventory costs, our cost of goods sold for the three and six months ended June 30, 2003 would have been approximately $2.1 million and $4.9 million, respectively.

NOTE 5. BALANCE SHEET COMPONENTS (in thousands)

	June 30,	December 31,
	2003	2002

Cash and cash equivalents
Cash and money market funds, at cost which approximates fair value	$22,752	$21,863

Short-term investments
US Government debt securities	$—	$1,509
Corporate debt securities	7,509	9,329

	$7,509	$10,838

Accounts receivable, net
Accounts receivable	$663	$1,392
Less: Allowance for doubtful accounts	(45)	(30)

	$618	$1,362

Prepaid expenses and other
Advances to subcontractors	$429	$429
Other current assets	224	824

	$653	$1,253

	June 30,	December 31,
	2003	2002

Property and equipment, net
Machinery and equipment	$5,929	$7,155
Furniture and fixtures	561	569
Software and web site development cost	5,254	5,173

	11,744	12,897
Less: Accumulated depreciation	(10,422)	(10,765)

	$1,322	$2,132

Accrued liabilities and other
Accrued compensation costs	$1,146	$1,613
Customer deposits	85	893
Accrued facility charges, non-related party	—	402
Payables to related party	476	33
Other current liabilities	620	614

	$2,327	$3,555

NOTE 6. COMPUTATION OF NET LOSS PER SHARE

     Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the periods.

	For the three months ended		For the six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss	$(1,108)	$(7,864)	$(1,080)	$(14,403)

Weighted average common shares outstanding	82,151	83,752	82,194	84,492

Net loss per share	$(0.01)	$(0.09)	$(0.01)	$(0.17)

NOTE 7. COMMON STOCK REPURCHASE

     During the three months ended June 30, 2003, we did not repurchase any shares of common stock. For the six months ended June 30, 2003, we repurchased approximately 759,000 shares of common stock for an aggregate cost of approximately $295,000. As of June 30, 2003, approximately 8,036,000 shares remain authorized for repurchase.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF Issue No. 00-21). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing the impact of EITF Issue No. 00-21 on our consolidated financial statements.

     In May 2003, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No.

150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We believe that the adoption of this standard will not have a material impact on our consolidated financial statements.

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

Overview

     We were incorporated on April 20, 1999 as a wholly owned subsidiary of ESS Technology, Inc. On August 21, 2001, we were spun off from ESS Technology, Inc. and operate as a stand-alone entity. We develop, design and market consumer electronics products designed to maximize the advantages of digital technology in a convenient and easy-to-use manner. Our newest product, Beamer™, is a personal videophone. Beamer adds color video to phone calls, enabling Beamer users to see the person they are calling. Beamers are primarily sold in pairs, since the party receiving the video call must also have a Beamer (or compatible videophone). Beamer works with any home phone over any standard (analog) home phone line, at no additional cost to a regular phone call. We began nationwide retail distribution of Beamer during the third quarter of 2002, and it is currently carried by retailers such as Best Buy, Fry’s Electronics, The Good Guys, The Sharper Image and Frontgate. The first product we developed was ViDVD, a multimedia DVD player that offers enhanced features such as CD, MP3 and karaoke disc playback, Internet connectivity and the ability to view digital photographs. We are currently not marketing the ViDVD. We also developed ViMagazine, a proprietary, encrypted, magazine-style DVD-format disc, which is capable of delivering a wide variety of entertainment, from feature films to children’s programming, music and other programming content to be used exclusively in conjunction with our ViDVD. As a result of our decision not to continue marketing ViDVD, we have not introduced ViMagazine.

     Since our inception we have financed our operations primarily from funds raised in private offerings of convertible preferred stock and common stock and through vendor credit. For the three months ended June 30, 2003 and 2002, we had net losses of $1.1 million and $7.9 million, respectively. For the six months ended June 30, 2003 and 2002, we had net losses of $1.1 million and $14.4 million, respectively. We expect we will incur losses for at least the remainder of fiscal 2003. As of June 30, 2003 we had an accumulated deficit of $103.7 million.

     From our inception through December 31, 2002, we were a development stage enterprise. During the first quarter of 2003, we commenced principal operations and are no longer classified as a development stage company.

Results of Operations

For the three months ended June 30, 2003 compared with three months ended June 30, 2002

     Net revenue. Net revenue for the three months ended June 30, 2003 was $2.5 million. There was no revenue for the three months ended June 30, 2002. During the first quarter of 2003, we began to recognize revenue on sales of Beamer, net of estimated warranty claims and returns. We began nationwide distribution of Beamer during the third quarter of 2002 and experienced more significant shipments during the fourth quarter of 2002. For most of these shipments, the standard warranty period had not been completed as of December 31, 2002. Due to a limited history of warranty and sales returns for Beamer, we did not recognize revenue for sales through December 31, 2002.

     Cost of goods sold. Cost of goods sold for the three months ended June 30, 2003 was $570,000. There was no similar expense for the three months ended June 30, 2002. Because in prior periods we expensed inventory expenditures for raw materials and finished goods related to Beamer revenue, cost of goods sold for the second quarter of 2003 was lower than what would have been recorded had inventory costs not been expensed. If we had not previously expensed inventory costs, our cost of goods sold for the three months ended June 30, 2003 would have been approximately $2.1 million.

     Gross profit. Gross profit for the three months ended June 30, 2003 was $1.9 million. If we had not previously expensed inventory costs, our gross profit for the second quarter of 2003 would have been approximately $467,000.

     Product costs. Product costs were $1.1 million for the three months ending June 30, 2002. Product costs represent inventory expenditures for raw materials and finished goods related to Beamer. At June 30, 2002 we had no historical experience selling Beamer and there was significant uncertainty regarding our ability to recover costs incurred in building inventories related to Beamer. As a result, we expensed Beamer inventory costs as incurred through the third quarter of 2002. Following the nationwide commercial launch of Beamer, we began to capitalize the additional value of Beamer inventory costs in the fourth quarter of 2002. There is no comparable expense for the three months ended June 30, 2003.

     Engineering and development. Engineering and development expenses were $621,000 for the three months ended June 30, 2003, compared to $4.0 million for the three months ended June 30, 2002. The decrease was primarily due to reductions in engineering and development personnel and other development expenditures as we shifted our focus to sales and marketing efforts from core development activities. Included in engineering and development expenses for the three months ended June 30, 2002 were development expenses related to ViDVD and ViMagazine as well as expenses related to our Internet Service Provider, known as ViZip. Since all development activities related to ViDVD, ViMagazine and ViZip were discontinued during 2002, there were no comparable expenses for the three months ended June 30, 2003. We expect engineering and development expenses to be relatively constant in future periods.

     Sales and marketing. Sales and marketing expenses were $641,000 for the three months ended June 30, 2003 compared to $732,000 for the three months ended June 30, 2002. The decrease was primarily due to reductions in personnel expenses and improved organizational efficiencies. We expect sales and marketing spending to increase in future periods to support expansion of retail and consumer marketing initiatives, including advertising and consumer awareness programs, for Beamer and other potential new product introductions.

     General and administrative. General and administrative expenses were $2.0 million for the three months ended June 30, 2003 compared to $1.4 million for the three months ended June 30, 2002. The increase was primarily due to the discontinuation of allocating various overhead expenses, such as rent, to other departments in the Company. We expect general and administrative expenses to be relatively constant in future periods.

     Amortization and impairment of content licenses. During the fourth quarter of 2002, we determined that our content licenses had suffered a permanent decline in value and the remaining unamortized balance was written down to zero as of December 31, 2002. For the three months ended June 30, 2002, amortization of content licenses was $947,000.

     Interest income and other, net. Interest income and other, net was $178,000 for the three months ended June 30, 2003, compared to $360,000 for the three months ended June 30, 2002. The decrease in interest income was primarily due to lower cash balances and lower yields on available-for-sale securities during the second quarter of 2003 compared to the same quarter of 2002.

For the six months ended June 30, 2003 compared with six months ended June 30, 2002

     Net revenue. Net revenue for the six months ended June 30, 2003 was $6.4 million. There was no revenue for the six months ended June 30, 2002. During the first quarter of 2003, we began to recognize revenue on sales of Beamer, net of estimated warranty claims and returns. We began nationwide distribution of Beamer during the third quarter of 2002 and experienced more significant shipments during the fourth quarter of 2002. For most of these shipments, the standard warranty period had not been completed as of December 31, 2002. Due to a limited history of warranty and sales returns for Beamer, we did not recognize revenue for sales through December 31, 2002. As a result, revenue for the six months ended June 30, 2003 includes the recognition of deferred revenue of approximately $2.8 million related to shipments of Beamer, made during the third and fourth quarters of 2002.

     Cost of goods sold. Cost of goods sold for the six months ended June 30, 2003 was $1.4 million. There was no similar expense for the six months ended June 30, 2002. Because in prior periods we expensed inventory expenditures for raw materials and finished goods related to Beamer revenue, cost of goods sold for the six months ended June 30, 2003 was lower than what would have been recorded had inventory costs not been expensed. If we had not previously expensed inventory costs, our cost of goods sold for the six months ended June 30, 2003 would have been approximately $4.9 million.

     Gross profit. Gross profit for the six months ended June 30, 2003 was $4.9 million. If we had not previously expensed inventory costs, our gross profit for the six months ended June 30, 2003 would have been $1.5 million.

     Product costs. Product costs were $1.1 million for the six months ending June 30, 2002. Product costs represent inventory expenditures for raw materials and finished goods related to Beamer. At June 30, 2002 we had no historical experience selling Beamer and there was significant uncertainty regarding our ability to recover costs incurred in building inventories related to Beamer. As a result, we expensed Beamer inventory costs as incurred through the third quarter of 2002. Following the nationwide commercial launch of Beamer, we began to capitalize the additional value of Beamer inventory costs in the fourth quarter of 2002. There is no comparable expense for the six months ended June 30, 2003.

     Engineering and development. Engineering and development expenses were $1.6 million for the six months ended June 30, 2003, compared to $8.2 million for the six months ended June 30, 2002. The decrease was primarily due to reductions in engineering and development personnel and other development expenditures as we shifted our focus to sales and marketing efforts from core development activities. Included in engineering and development expenses for the six months ended June 30, 2002 were development expenses related to ViDVD and ViMagazine as well as expenses related to our Internet Service Provider, known as ViZip. Since all development activities related to ViDVD, ViMagazine and ViZip were discontinued during 2002, there were no comparable expenses for the six months ended June 30, 2003. We expect engineering and development expenses to be relatively constant in future periods.

     Sales and marketing. Sales and marketing expenses were $1.1 million for the six months ended June 30, 2003 compared to $1.3 million for the six months ended June 30, 2002. The decrease was primarily due to reductions in personnel expenses and improved organizational efficiencies. We expect sales and marketing spending to increase in future periods to support expansion of retail and consumer marketing initiatives, including advertising and consumer awareness programs, for Beamer and other potential new product introductions.

     General and administrative. General and administrative expenses were $3.7 million for the six months ended June 30, 2003 compared to $3.2 million for the six months ended June 30, 2002. The increase was primarily due to the discontinuation of allocating various overhead expenses, such as rent, to other departments in the Company. We expect general and administrative expenses to be relatively constant in future periods.

     Amortization and impairment of content licenses. During the fourth quarter of 2002, we determined that our content licenses had suffered a permanent decline in value and the remaining unamortized balance was written down to zero as of December 31, 2002. For the six months ended June 30, 2002, amortization of content licenses was $1.2 million.

     Interest income and other, net. Interest income and other, net was $366,000 for the six months ended June 30, 2003, compared to $723,000 for the six months ended June 30, 2002. The decrease in interest income was primarily due to lower cash balances and lower yields on available-for-sale securities during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Liquidity and Capital Resources

     At June 30, 2003, we had $30.3 million in cash and cash equivalents and investments compared to $32.7 million at December 31, 2002, representing a decrease of $2.4 million.

     Our principal sources of liquidity are cash and cash equivalents and investments. Net cash used in operating activities was approximately $1.9 million and $10.5 million for the six months ended June 30, 2003 and 2002, respectively, representing a decrease of approximately $8.6 million. The decrease in cash used in operating activities during the six months ended June 30, 2003 compared to the six months ending June 30, 2002 was primarily due to revenue from sales of Beamer and decreased operating expenses.

     Net cash provided by investing activities for the six months ended June 30, 2003 was $3.1 million compared to $7.7 million of cash used in investing activities for the six months ended June 30, 2002. Net cash provided by investing activities for the six months ended June 30, 2003 was primarily related to the sales of short-term investments. Net cash used in investing activities for the six months ended June 30, 2002 was primarily related to the purchases of content licenses.

     Net cash used in financing activities was $288,000 for the six months ended June 30, 2003 and $3.5 million for the six months ended June 30, 2002, primarily related to repurchases of our common stock.

     Net inventory expenditures during the six months ended June 30, 2003 were approximately $800,000 and we expect to spend an additional $3.5 million for inventory and inventory components during the second half of 2003. We may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Any such acquisition or investment may significantly increase our planned requirements for capital. From time to time, in the ordinary course of our business, we may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.

     In September 2001, the Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock in open market or private transactions over a twelve-month period. In June 2002, the Board of Directors authorized the existing stock repurchase program be extended to include the repurchase of up to an additional 10,000,000 shares of common stock. Through December 31, 2002 we repurchased approximately 11,205,000 shares of common stock at an aggregate cost of $9.1 million. During the three months ended June 30, 2003, we had not repurchased any shares of common stock. For the six months ended June 30, 2003, we repurchased approximately 759,000 shares for an aggregate cost of approximately $295,000. As of June 30, 2003, approximately 8,036,000 shares remain authorized for repurchase.

     In January 2000, we entered into a non-cancelable lease agreement for our headquarters that will expire in 2003. We are currently in negotiations with ESS, our landlord, to amend and extend our headquarters building lease. We expect to finalize our lease agreement by the end of the third quarter of 2003. Under the terms of this and other leases, with various expiration dates through 2006, our future minimum rental payments as of June 30, 2003 are as follows (in thousands):

		Amounts

Remainder of	2003	$1,072
	2004	229
	2005	164
	2006	126

		$1,591

     We believe that our existing cash and cash equivalents and investments will be sufficient to fund our operations through June 30, 2004. However, to continue our operations beyond that date, or if our current level of operations change, or to achieve our longer-term goals of introducing additional products to consumers, we believe we will need to raise additional capital, which may not be available on acceptable terms, if at all. We have historically used vendor credit as well as private offerings of convertible preferred stock and common stock to fund operations and provide for capital requirements. However, the price per share of any future equity-related financing will be determined at the time the offering is made and cannot be anticipated at this time. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders are likely to or will be reduced and such equity securities may have rights, preferences or privileges better than those of current stockholders. We cannot assure you that any additional financing will be available or that, if available, it will be sufficient or it can be obtained on terms favorable to us or our stockholders. If adequate funds are not available if and when needed, we would be required to delay, limit or eliminate some or all of our proposed operations.

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

Recent Accounting Pronouncements

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF Issue No. 00-21). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing the impact of EITF Issue No. 00-21 on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We believe that the adoption of this standard will not have a material impact on our consolidated financial statements.

Other Factors That May Affect Our Business and Future Results

     Factors that could impact our future business, consolidated financial position, results of operations or cash flows and cause future results to differ from our expectations include the following: the ability to achieve revenues and profitability; the ability to raise additional capital; competition; pricing pressures; the dependence on a limited number of products and the need to develop new products and features; the success of Beamer and other consumer products we may develop; component supply shortages; potential conflicts with ESS Technology, Inc., our former parent; the success of current distribution and retail relationships and the ability to enter into additional agreements; risks associated with the expansion of our business, including increased costs and the strain on management and other resources; the risk of product defects, system failures or interruptions; general economic, political and regulatory changes including in Asia; claims by third parties of intellectual property infringement; dependence on key management personnel and the need to attract and retain additional qualified personnel; risks associated with possible business acquisitions; regulatory changes that affect consumer electronics, telecommunications, copyrights or the internet; quarterly fluctuations in operating results; risks of class action lawsuits based on fluctuations in our stock price; seasonal trends; and risks identified in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and other filings with the Securities and Exchange Commission.

ITEM 3: Quantitative and Qualitative Disclosure About Market Risk

     Interest Rate Risks. We invest in short-term and long-term investments. Consequently, we are exposed to fluctuations in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. At June 30, 2003, all of our short-term investments are classified as available for sale and are recorded at market values.

     Foreign Exchange Risks. Because our products are manufactured primarily in Asia, we are exposed to market risk from changes in foreign exchange rates, which could affect our results of operations and financial condition. In order to reduce the risk from fluctuations in foreign exchange rates, our product sales and most of our arrangements with our third party manufacturers and component vendors are denominated in U.S. dollars. We do not engage in any currency hedging activities.

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

PART II. OTHER INFORMATION

ITEM 4: Submission of Matters to a Vote of Security Holders

     The annual meeting of Stockholders of Vialta, Inc. was held on June 17, 2003. Of the 82,140,557 shares of common stock outstanding and entitled to vote at the meeting as of the record date for the meeting, 70,616,674 shares of common stock were represented in person or by proxy. At the meeting, stockholders elected six directors of the Company, approved the amended and restated 2000 Directors Stock Option Plan and ratified the appointment of PricewaterhouseCoopers LLP as independent auditors for 2003. The results of stockholder voting are as follows:

Election of Directors

	Votes for	Withheld

Fred S. L. Chan	70,063,795	552,879
Didier Pietri	70,425,601	191,073
George M. Cain	70,510,998	105,676
Herbert Chang	70,130,979	485,695
Michael S. Dubester	70,509,852	106,822
Matthew K. Fong	62,002,976	8,613,698

Approval of Amended and Restated 2000 Directors Stock Option Plan

For	62,188,115
Against	8,387,328
Abstain	27,318

Ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors

For	70,165,106
Against	424,250
Abstain	27,318

ITEM 6: Exhibits and Reports on Form 8-K

(a)	Exhibits. We incorporate by reference all exhibits filed in connection with our annual report on Form 10K for the year ended December 31, 2002.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

(b)  Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

VIALTA, INC. (Registrant)

Date: August 13, 2003	By:	/s/ Didier Pietri

Didier Pietri
President and Chief Executive Officer

	By:	/s/ William M. Scharninghausen

William M. Scharninghausen
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002