Form 10-Q
period 2003-09-30
VIALTA INC
filed 2003-11-13
CIK 1141363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003.

OR

☐	Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

     Yes [ ] No [X]

     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, on November 5, 2003 was 82,519,685 shares.

VIALTA, INC.
FORM 10-Q: QUARTER ENDED JUNE 30, 2003

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets — September 30, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Operations — three and nine months ended	4
	September 30, 2003 and 2002
	Condensed Consolidated Statements of Cash Flows — nine months ended September 30,	5
	2003 and 2002
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	16
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	16
SIGNATURES		17
EXHIBIT INDEX		18

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

VIALTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$15,030	$21,863
Short-term investments	9,577	10,838
Accounts receivable, net	1,266	1,362
Inventories	4,897	2,834
Prepaid expenses and other	2,250	1,253

Total current assets	33,020	38,150
Property and equipment, net	1,010	2,132
Long-term investments	1,997	—
Other assets	29	45

Total assets	$36,056	$40,327

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,922	$1,164
Accrued liabilities and other	2,258	3,555
Deferred profit	2,039	3,230

Total current liabilities	6,219	7,949

Stockholders’ equity:
Common stock	94	94
Additional paid-in capital	144,112	144,105
Treasury stock	(9,458)	(9,163)
Accumulated deficit	(104,929)	(102,666)
Accumulated other comprehensive income	18	8

Total stockholders’ equity	29,837	32,378

Total liabilities and stockholders’ equity	$36,056	$40,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIALTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenue	$1,284	$—	$7,647	$—
Cost of goods sold	517	—	1,950	—

Gross profit	767	—	5,697	—

Operating expenses:
Product costs	—	9,284	—	10,421
Engineering and development	480	2,928	2,069	11,143
Sales and marketing	547	777	1,630	2,123
General and administrative	1,091	1,216	4,795	4,455
Amortization and impairment of content licenses	—	948	—	2,148

Total operating expenses	2,118	15,153	8,494	30,290

Operating loss	(1,351)	(15,153)	(2,797)	(30,290)
Interest income and other, net	168	330	534	1,064

Net loss	$(1,183)	$(14,823)	$(2,263)	$(29,226)

Net loss per share:
Basic and diluted	$(0.01)	$(0.18)	$(0.03)	$(0.35)

Weighted average common shares outstanding:
Basic and diluted	82,227	82,908	82,205	83,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIALTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,263)	$(29,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,288	4,778
Amortization and impairment of content licenses	—	2,148
Write-down of long-term investment	—	39
Changes in operating assets and liabilities:
Accounts receivable, net	96	—
Inventories	(2,063)	—
Prepaid expenses and other	(981)	(1,493)
Deferred profit	(1,191)	—
Accounts payable and accrued liabilities and other	(539)	3,734

Net cash used in operating activities	(5,653)	(20,020)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(12,393)	(8,663)
Proceeds from sales of short-term investments	13,664	7,333
Purchases of long-term investments	(4,099)	—
Proceeds from sales of long-term investments	2,102
Purchase of content licenses	—	(10,042)
Acquisitions of property and equipment	(166)	(149)

Net cash used in investing activities:	(892)	(11,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares of common stock	7	19
Repurchases of shares of common stock	(295)	(5,110)

Net cash used in financing activities:	(288)	(5,091)

Net decrease in cash and cash equivalents	(6,833)	(36,632)
Cash and cash equivalents, beginning of the period	21,863	61,886

Cash and cash equivalents, end of the period	$15,030	$25,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIALTA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. THE COMPANY

     We develop, design and market consumer electronics products designed to maximize the advantages of digital technology in a convenient and easy-to-use manner. Our primary products are the Beamer™ personal videophone line and the VistaFrame™ digital picture frame. Our Beamer products add color video to phone calls, enabling users to see the person they are calling. Since both parties to a video call must have a Beamer product (or compatible videophone), our products are primarily sold in pairs and are all compatible with each other. Our Beamer products work with any home phone over any standard (analog) home phone line, at no additional cost to a regular phone call. Our videophone products include models which are standalone (such as our first videophone product known as Beamer) or connect through most televisions (the Beamer TV™), and may include picture-in-picture and taking and sending digital pictures, depending on the model. Beamer began nationwide retail distribution during the third quarter of 2002. You can find our Beamer products carried by such retailers as Best Buy, Fry’s Electronics, The Good Guys, The Sharper Image and Frontgate.

     Our latest product, VistaFrame, is a digital picture frame which allows users to display photographs directly from a digital camera memory card or internal memory. VistaFrame is compatible with most standard card formats and does not require a camera or computer connection, special wiring or web based services. With VistaFrame, consumers can view digital pictures individually or in a custom slideshow format with the user selecting the pictures, the display sequence, display interval and the transition effect. VistaFrame is currently available at retailers such as The Sharper Image, The Good Guys and Frontgate.

     Since our inception, we have incurred substantial losses and negative cash flows from operations. We expect operating losses and negative cash flows from operations to continue for the foreseeable future and anticipate that losses may increase from current levels because of additional costs and expenses related to sales and marketing activities, continued expansion of operations, expansion of product offerings and development of relationships with other businesses. We believe that we have sufficient cash and cash equivalents, and investments to fund our operations through September 30, 2004. However, in the longer term, failure to generate sufficient revenues, raise additional capital or reduce spending could have a material adverse effect on our ability to continue to operate our business.

     From our inception through December 31, 2002, we were a development stage enterprise. During the first quarter of 2003, we commenced principal operations and are no longer classified as a development stage company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed interim financial statements contain all adjustments, all of which are normal and recurring in nature, necessary to fairly present our financial position, operating results and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in our Annual Report on Form 10-K filed on March 28, 2003. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for any other period or for the fiscal year ending December 31, 2003.

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

     Revenue for the three and nine months ended September 30, 2003 was $1.3 million and $7.6 million, respectively. There was no revenue for the three and nine months ended September 30, 2002. During the first quarter of 2003, we began to recognize revenue on sales of Beamer, net of estimated warranty claims and returns. We began nationwide distribution of Beamer during the third quarter of 2002 and experienced more significant shipments during the fourth quarter of 2002. For most of these shipments, the standard warranty period had not been completed as of December 31, 2002. Due to a limited history of warranty and sales returns for Beamer, we did not recognize revenue from sales through December 31, 2002. As a result, revenue for the nine months ended September 30, 2003 includes the recognition of deferred revenue of approximately $2.8 million related to shipments of Beamer, which were made during the third and fourth quarters of 2002.

Allowances for sales returns

     Allowances are provided for estimated returns. Provision for return allowances are recorded at the time when revenue is recognized based on historical returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual experience and anticipated returns.

Warranty

     We provide a limited warranty on our products for periods ranging from 90 days to 12 months from the date of sale to the end customers. We estimate warranty costs based on historical experience and accrue for estimated costs as a charge to cost of sales when revenue is recognized. During the nine months ended September 30, 2003, warranty costs did not have a material impact on our reported results of operations and financial condition. In the future, actual warranty costs may be higher than our estimates.

Comprehensive income (loss)

     Comprehensive income (loss) is defined to include all changes in equity during a period from non-owner sources. For the three and nine months ended September 30, 2003, comprehensive income (loss) approximated the net losses reported. The difference between net loss and comprehensive loss for the three months and nine months ended September 30, 2002 was approximately $24,000 and $128,000, respectively, which related to unrealized losses on available-for-sale investments. Comprehensive loss for the three months and nine months ended September 30, 2002 was approximately $14.8 and $29.4 million, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss, as reported	$(1,183)	$(14,823)	$(2,263)	$(29,226)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(286)	(664)	(1,024)	(2,611)

Pro forma net loss	$(1,469)	$(15,487)	$(3,287)	$(31,837)

Pro forma net loss per share:
Basic and diluted	$(0.02)	$(0.19)	$(0.04)	$(0.38)

Reclassifications

     Certain prior year amounts in the condensed consolidated financial statements and the notes hereto have been reclassified where necessary to conform to the quarter ended September 30, 2003.

NOTE 3. RELATED PARTY TRANSACTIONS

     The following is a summary of major transactions between us and ESS Technology, Inc., which was our parent company prior to August 2001, for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net receivables (payables) at beginning of period	$(477)	$(49)	$(33)	$64
Charges by Vialta to ESS:
Administrative & management service fees	—	21	—	223
Other	—	54	2	68
Charges by ESS to Vialta:
Administrative & management service fees	(12)	(32)	(65)	(168)
Purchase of products	(176)	(1,335)	(195)	(1,404)
Building lease	(127)	(463)	(1054)	(1,389)
Cash receipts from ESS	—	(11)	(2)	(350)
Cash payments made to ESS	580	1,529	1,135	2,670

Net receivables (payables) at end of period	$(212)	$(286)	$(212)	$(286)

NOTE 4. INVENTORIES

     The following table summarizes the activity in inventories and reserves for the nine months ended September 30, 2003 (in thousands):

	Gross	Reserve	Net

As of December 31, 2002	$11,866	$(9,032)	$2,834
Purchase of inventories	553	—	553
Shipments, net	(903)	629	(274)
Use or disposal of inventories	(311)	143	(168)

As of March 31, 2003	11,205	(8,260)	2,945

Purchase of inventories	1,020	—	1,020
Shipments, net	(1,903)	1,374	(529)
Use or disposal of inventories	(152)	(274)	(426)

As of June 30, 2003	10,170	(7,160)	3,010

Purchase of inventories	3,170	—	3,170
Shipments, net	(1,085)	666	(419)
Use or disposal of inventories	(1,004)	140	(864)

As of September 30, 2003	$11,251	$(6,354)	$4,897

Raw material	$6,939	$(3,038)	$3,901
Finished goods	4,312	(3,316)	996

	$11,251	$(6,354)	$4,897

     Because a significant portion of our inventory expenditures for raw materials and finished goods for Beamer were expensed in prior periods, the cost of goods sold related to Beamer revenue recognized during the three and nine months ended September 30, 2003 was lower than what would have been recorded had inventory costs not been previously reserved. If we had not previously expensed inventory costs, our cost of goods sold for the three and nine months ended September 30, 2003 would have been approximately $1.1 million and $5.9 million, respectively.

NOTE 5. BALANCE SHEET COMPONENTS (in thousands)

	September 30,	December 31,
	2003	2002

Cash and cash equivalents
Cash and money market funds, at cost which approximates fair value	$15,030	$21,863

Short-term investments
US Government debt securities	$3,508	$1,509
Corporate debt securities	6,069	9,329

	$9,577	$10,838

Accounts receivable, net
Accounts receivable	$1,504	$1,392
Less: Allowance for doubtful accounts	(238)	(30)

	$1,266	$1,362

Prepaid expenses and other
Prepaid inventory	$1,756	$429
Other current assets	494	824

	$2,250	$1,253

	September 30,	December 31,
	2003	2002

Property and equipment, net
Machinery and equipment	$5,918	$7,155
Furniture and fixtures	561	569
Software and web site development cost	5,298	5,173

	11,777	12,897
Less: Accumulated depreciation	(10,767)	(10,765)

	$1,010	$2,132

Long-term investments
US Government debt securities	$1,997	$—

Accrued liabilities and other
Accrued compensation costs	$1,144	$1,613
Customer deposits	760	893
Accrued facility charges, non-related party	—	402
Payables to related party	212	33
Other current liabilities	142	614

	$2,258	$3,555

NOTE 6. COMPUTATION OF NET LOSS PER SHARE

     Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the periods (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(1,183)	$(14,823)	$(2,263)	$(29,226)

Weighted average common shares outstanding	82,227	82,908	82,205	83,959

Net loss per share	$(0.01)	$(0.18)	$(0.03)	$(0.35)

NOTE 7. COMMON STOCK REPURCHASE

     During the three months ended September 30, 2003, we did not repurchase any shares of common stock. For the nine months ended September 30, 2003, we repurchased approximately 759,000 shares of common stock for an aggregate cost of approximately $295,000. As of September 30, 2003, approximately 8,036,000 shares remain authorized for repurchase.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF Issue No. 00-21). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF Issue No. 00-21 did not have a material impact on our consolidated financial statements.

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

Overview

     We were incorporated in April 1999 as a wholly owned subsidiary of ESS Technology, Inc. In August 2001, we were spun off from ESS Technology, Inc. and operate as a stand-alone entity. We develop, design and market consumer electronics products designed to maximize the advantages of digital technology in a convenient and easy-to-use manner. Our primary products are the Beamer™ personal videophone line and the VistaFrame™ digital picture frame. Our Beamer products add color video to phone calls, enabling users to see the person they are calling. Since both parties to a video call must have a Beamer product (or compatible videophone), our products are primarily sold in pairs and are all compatible with each other. Our Beamer products work with any home phone over any standard (analog) home phone line, at no additional cost to a regular phone call. Our videophone products include models which are standalone (such as our first videophone product known as Beamer) or connect through most televisions (the Beamer TV™), and may include picture-in-picture and taking and sending digital pictures, depending on the model. Beamer began nationwide retail distribution during the third quarter of 2002. You can find our Beamer products carried by such retailers as Best Buy, Fry’s Electronics, The Good Guys, The Sharper Image and Frontgate.

     Our latest product, VistaFrame, is a digital picture frame which allows users to display photographs directly from a digital camera memory card or internal memory. VistaFrame is compatible with most standard card formats and does not require a camera or computer connection, special wiring or web based services. With VistaFrame consumers can view digital pictures individually or in a custom slideshow format with the user selecting the pictures, the display sequence, display interval and the transition effect. VistaFrame is currently available at retailers such as The Sharper Image, The Good Guys and Frontgate.

     The first product we developed was ViDVD, a multimedia DVD player that offered enhanced features such as CD, MP3 and karaoke disc playback, Internet connectivity and the ability to view digital photographs. We are not currently marketing the ViDVD. We also developed ViMagazine, a proprietary, encrypted, magazine-style DVD-format disc, to be used exclusively in conjunction with our ViDVD. As a result of our decision not to continue marketing ViDVD, we have not introduced ViMagazine.

     Since our inception, we have financed our operations primarily from funds raised in private offerings of convertible preferred stock and common stock and through vendor credit. For the three months ended September 30, 2003 and 2002, we had net losses of $1.2 million and $14.8 million, respectively. For the nine months ended September 30, 2003 and 2002, we had net losses of $2.3 million and $29.2 million, respectively. We expect we will incur losses for at least the remainder of fiscal 2003. As of September 30, 2003, we had an accumulated deficit of $104.9 million.

     From our inception through December 31, 2002, we were a development stage enterprise. During the first quarter of 2003, we commenced principal operations and are no longer classified as a development stage company.

Results of Operations

For the three months ended September 30, 2003 compared with three months ended September 30, 2002

     Net revenue. Net revenue for the three months ended September 30, 2003 was $1.3 million. There was no revenue for the three months ended September 30, 2002. During the first quarter of 2003, we began to recognize revenue on sales of Beamer, net of estimated warranty claims and returns. We began nationwide distribution of Beamer during the third quarter of 2002 and experienced more significant shipments during the fourth quarter of 2002. For most of these shipments, the standard warranty period had not been completed as of December 31, 2002. Due to a limited history of warranty and sales returns for Beamer, we did not recognize revenue for sales through December 31, 2002.

     Cost of goods sold. Cost of goods sold for the three months ended September 30, 2003 was $517,000. There was no similar expense for the three months ended September 30, 2002. Because in prior periods we expensed inventory expenditures for raw materials and finished goods related to Beamer revenue, cost of goods sold for the third quarter of 2003 was lower than what would have been recorded had inventory costs not been expensed. If we had not previously expensed inventory costs, our cost of goods sold for the three months ended September 30, 2003 would have been $1.1 million.

     Gross profit. Gross profit for the three months ended September 30, 2003 was $767,000. If we had not previously expensed inventory costs, our gross profit for the third quarter of 2003 would have been approximately $215,000.

     Product costs. Product costs were $9.3 million for the three months ending September 30, 2002. Product costs represent inventory expenditures for raw materials and finished goods related to Beamer. At September 30, 2002, we had no historical experience selling Beamer and there was significant uncertainty regarding our ability to recover costs incurred in building inventories related to Beamer. As a result, we expensed Beamer inventory costs as incurred through the third quarter of 2002. Following the nationwide commercial launch of Beamer, we began to capitalize the additional value of Beamer inventory costs in the fourth quarter of 2002. There is no comparable expense for the three months ended September 30, 2003.

     Engineering and development. Engineering and development expenses were $480,000 for the three months ended September 30, 2003, compared to $2.9 million for the three months ended September 30, 2002. The decrease was primarily due to reductions in engineering and development personnel and other development expenditures as we shifted our focus to sales and marketing efforts from core development activities. Included in engineering and development expenses for the three months ended September 30, 2002 were development expenses related to ViDVD and ViMagazine as well as expenses related to our Internet Service Provider, known as ViZip. Since all development activities related to ViDVD, ViMagazine and ViZip were discontinued during 2002, there were no comparable expenses for the three months ended September 30, 2003. We expect engineering and development expenses to be relatively constant in future periods.

     Sales and marketing. Sales and marketing expenses were $547,000 for the three months ended September 30, 2003, compared to $777,000 for the three months ended September 30, 2002. The decrease was primarily due to reductions in personnel expenses and improved organizational efficiencies. We expect sales and marketing spending to increase in future periods to support expansion of retail and consumer marketing initiatives, including advertising and consumer awareness programs, for Beamer, VistaFrame and other potential new product introductions.

     General and administrative. General and administrative expenses were $1.1 million for the three months ended September 30, 2003 compared to $1.2 million for the three months ended September 30, 2002. The decrease was primarily due to a decrease in legal expenses. We expect general and administrative expenses to be relatively constant in future periods.

     Amortization and impairment of content licenses. During the fourth quarter of 2002, we determined that our content licenses had suffered a permanent decline in value and the remaining unamortized balance was written down to zero as of December 31, 2002. For the three months ended September 30, 2002, amortization of content licenses was $948,000. There is no comparable expense for the three months ended September 30, 2003.

     Interest income and other, net. Interest income and other, net, was $168,000 for the three months ended September 30, 2003, compared to $330,000 for the three months ended September 30, 2002. The decrease in interest income was primarily due to lower cash balances and lower yields on available-for-sale securities during the third quarter of 2003 compared to the same quarter of 2002.

For the nine months ended September 30, 2003 compared with nine months ended September 30, 2002

     Net revenue. Net revenue for the nine months ended September 30, 2003 was $7.6 million. There was no revenue for the nine months ended September 30, 2002. During the first quarter of 2003, we began to recognize revenue on sales of Beamer, net of estimated warranty claims and returns. We began nationwide distribution of Beamer during the third quarter of 2002 and experienced more significant shipments during the fourth quarter of 2002. For most of these shipments, the standard warranty period had not been completed as of December 31, 2002. Due to a limited history of warranty and sales returns for Beamer, we did not recognize revenue for sales through December 31, 2002. As a result, revenue for the nine months ended September 30, 2003 includes the recognition of deferred revenue of approximately $2.8 million related to shipments of Beamer made during the third and fourth quarters of 2002.

     Cost of goods sold. Cost of goods sold for the nine months ended September 30, 2003 was $2.0 million. There was no similar expense for the nine months ended September 30, 2002. Because in prior periods we expensed inventory expenditures for raw materials and finished goods related to Beamer revenue, cost of goods sold for the nine months ended September 30, 2003 was lower than what would have been recorded had inventory costs not been expensed. If we had not previously expensed inventory costs, our cost of goods sold for the nine months ended September 30, 2003 would have been $5.9 million.

     Gross profit. Gross profit for the nine months ended September 30, 2003 was $5.7 million. If we had not previously expensed inventory costs, our gross profit for the nine months ended September 30, 2003 would have been $1.7 million.

     Product costs. Product costs were $10.4 million for the nine months ending September 30, 2002. Product costs represent inventory expenditures for raw materials and finished goods related to Beamer. At September 30, 2002, we had no historical experience selling Beamer and there was significant uncertainty regarding our ability to recover costs incurred in building inventories related to Beamer. As a result, we expensed Beamer inventory costs as incurred through the third quarter of 2002. Following the nationwide commercial launch of Beamer, we began to capitalize the additional value of Beamer inventory costs in the fourth quarter of 2002. There is no comparable expense for the nine months ended September 30, 2003.

     Engineering and development. Engineering and development expenses were $2.1 million for the nine months ended September 30, 2003, compared to $11.1 million for the nine months ended September 30, 2002. The decrease was primarily due to reductions in engineering and development personnel and other development expenditures as we shifted our focus to sales and marketing efforts from core development activities. Included in engineering and development expenses for the nine months ended September 30, 2002 were development expenses related to ViDVD and ViMagazine as well as expenses related to our Internet Service Provider, known as ViZip. Since all development activities related to ViDVD, ViMagazine and ViZip were discontinued during 2002, there were no comparable expenses for the nine months ended September 30, 2003. We expect engineering and development expenses to be relatively constant in future periods.

     Sales and marketing. Sales and marketing expenses were $1.6 million for the nine months ended September 30, 2003, compared to $2.1 million for the nine months ended September 30, 2002. The decrease was primarily due to reductions in personnel expenses and improved organizational efficiencies. We expect sales and marketing spending to increase in future periods to support expansion of retail and consumer marketing initiatives, including advertising and consumer awareness programs, for Beamer, VistaFrame and other potential new product introductions.

     General and administrative. General and administrative expenses were $4.8 million for the nine months ended September 30, 2003, compared to $4.5 million for the nine months ended September 30, 2002. The increase was primarily due to the discontinuation of allocating various overhead expenses, such as rent, to other departments in the Company. We expect general and administrative expenses to be relatively constant in future periods.

     Amortization and impairment of content licenses. During the fourth quarter of 2002, we determined that our content licenses had suffered a permanent decline in value and the remaining unamortized balance was written down to zero as of December 31, 2002. For the nine months ended September 30, 2002, amortization of content licenses was $2.1 million. There is no comparable expense for the nine months ended September 30, 2003.

     Interest income and other, net. Interest income and other, net, was $534,000 for the nine months ended September 30, 2003, compared to $1.1 million for the nine months ended September 30, 2002. The decrease in interest income was primarily due to lower cash balances and lower yields on available-for-sale securities during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Liquidity and Capital Resources

     At September 30, 2003, we had $26.6 million in cash and cash equivalents and investments compared to $32.7 million at December 31, 2002, representing a decrease of $6.1 million.

     Our principal sources of liquidity are cash and cash equivalents and investments. Net cash used in operating activities was approximately $5.7 million and $20.0 million for the nine months ended September 30, 2003 and 2002, respectively, representing a decrease of approximately $14.3 million. The decrease in cash used in operating activities during the nine months ended September 30, 2003 compared to the nine months ending September 30, 2002 was primarily due to revenue from sales of Beamer and decreased operating expenses.

     Net cash used in investing activities for the nine months ended September 30, 2003 was $892,000 compared to $11.5 million of cash used in investing activities for the nine months ended September 30, 2002. Net cash used in investing activities for the nine months ended September 30, 2003 was primarily related to the purchases of long-term investments. Net cash used in investing activities for the nine months ended September 30, 2002 was primarily related to the purchases of content licenses.

     Net cash used in financing activities was $288,000 for the nine months ended September 30, 2003 and $5.1 million for the nine months ended September 30, 2002, primarily related to repurchases of our common stock.

     Net inventory expenditures during the nine months ended September 30, 2003 were approximately $3.1 million and we expect to spend an additional $1.0 million for inventory and inventory components during the fourth quarter of 2003. We may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Any such acquisition or investment may significantly increase our planned requirements for capital. From time to time, in the ordinary course of our business, we may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.

     In September 2001, the Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock in open market or private transactions over a twelve-month period. In June 2002, the Board of Directors authorized the existing stock repurchase program be extended to include the repurchase of up to an additional 10,000,000 shares of common stock. Through December 31, 2002, we repurchased approximately 11,205,000 shares of common stock at an aggregate cost of $9.1 million. During the three months ended September 30, 2003, we did not repurchase any shares of common stock. For the nine months ended September 30, 2003, we repurchased approximately 759,000 shares for an aggregate cost of approximately $295,000. As of September 30, 2003, approximately 8,036,000 shares remain authorized for repurchase.

     In January 2000, we entered into a three year non-cancelable lease agreement for our headquarters with ESS. In July 2003, we amended the lease. The terms of the amendment include a 60% reduction in the amount of square footage leased, a reduction in the monthly rent to current market rates and an extension of the term from December 31, 2003 to June 30, 2005. Under the terms of this and other leases, with various expiration dates through 2006, our future minimum rental payments as of September 30, 2003 are as follows (in thousands):

Remainder of	2003	$151
	2004	542
	2005	320
	2006	126

		$1,139

     We believe that our existing cash and cash equivalents and investments will be sufficient to fund our operations through September 30, 2004. However, to continue our operations beyond that date, or if our current level of operations change, or to achieve our longer-term goals of introducing additional products to consumers, we believe we will need to raise additional capital, which may not be available on acceptable terms, if at all. We have historically used vendor credit as well as private offerings of convertible preferred stock and common stock to fund operations and provide for capital requirements. However, the price per share of any future equity-related financing will be determined at the time the offering is made and cannot be anticipated at this time. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders is likely to or will be reduced and such equity securities may have rights, preferences or privileges better than those of current stockholders. We cannot assure you that any additional financing will be available or that, if available, it will be sufficient or it can be obtained on terms favorable to us or our stockholders. If adequate funds are not available if and when needed, we would be required to delay, limit or eliminate some or all of our proposed operations.

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

Recent Accounting Pronouncements

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF Issue No. 00-21). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF issue No. 00-21 did not have a material impact on our consolidated financial statements.

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

Other Factors That May Affect Our Business and Future Results

     Factors that could impact our future business, consolidated financial position, results of operations or cash flows and cause future results to differ from our expectations include the following: the ability to achieve revenues and profitability; the ability to raise additional capital; competition; pricing pressures; the dependence on a limited number of products and the need to develop new products and features; the success of our existing products and other consumer products we may develop; component supply shortages; potential conflicts with ESS Technology, Inc., our former parent; the success of current distribution and retail relationships and the ability to enter into additional distribution agreements; risks associated with the expansion of our business, including increased costs and the strain on management and other resources; the risk of product defects, system failures or interruptions; general economic, political and regulatory changes including in Asia; claims by third parties of intellectual property infringement; dependence on key management personnel and the need to attract and retain additional qualified personnel; risks associated with possible business acquisitions; regulatory changes that affect consumer electronics, telecommunications, copyrights or the internet; quarterly fluctuations in operating results; risks of class action lawsuits based on fluctuations in our stock price; seasonal trends; and risks identified in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and other filings with the Securities and Exchange Commission.

ITEM 3: Quantitative and Qualitative Disclosure About Market Risk

     Interest Rate Risks. We invest in short-term and long-term investments. Consequently, we are exposed to fluctuations in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. At September 30, 2003, all of our investments are classified as available for sale and are recorded at market values.

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

ITEM 4: Controls and Procedures

     Based on an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file or submit under the Exchange Act. There have been no significant changes in our internal controls or in other factors during the last fiscal quarter that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

ITEM 6: Exhibits and Reports on Form 8-K

(a)	Exhibits. We incorporate by reference all exhibits filed in connection with our annual report on Form 10K for the year ended December 31, 2002.

10.1	First Amendment to Lease Agreement, dated July 1, 2003

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

VIALTA, INC. (Registrant)

Date: November 13, 2003	By:	/s/ Didier Pietri

Didier Pietri
President and Chief Executive Officer

	By:	/s/ William M. Scharninghausen

William M. Scharninghausen
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	First Amendment to Lease Agreement, dated July 1, 2003

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002