Form 10-K
period 2003-12-31
VIALTA INC
filed 2004-03-26
CIK 1141363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year ended December 31, 2003.

OR

☐	Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from: ______ to: ______.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendments to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2) Yes ☐  No ☑

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2003 (based on the average bid and ask price on the OTC Bulletin Board as of such date) was approximately $16,500,000.

     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, on March 5, 2004 was 82,841468 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive proxy statement relating to its 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Form 10-K Report.

VIALTA, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2003

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements that involve risks and uncertainties. All statements contained in this report that are not purely historical could be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “intend,” “continue,” and similar expressions, are intended to identify forward-looking statements. These forward-looking statements might include, without limitation, projections of our future financial performance, our anticipated growth and anticipated trends in our businesses; the features, benefits and advantages of our products; the development of new products, enhancements or technologies; business and sales strategies; developments in our target markets; matters relating to distribution channels, proprietary rights, facilities needs, competition and litigation; future gross margins and operating expense levels; and capital needs. These statements reflect the current views of Vialta or its management with respect to future events and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions proved incorrect, our actual results, performance or achievements in fiscal 2004 and beyond could differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to material differences include, but are not limited to, those discussed below in Item 7 under the heading “Other Factors That May Affect Our Business and Future Results:” and the risks discussed in our other filings with the Securities and Exchange Commission. We encourage you to read that section carefully. You should not regard the inclusion of forward-looking information as a representation by us or any other person that the future events, plans or expectations contemplated by us will be achieved. Vialta undertakes no obligation to release publicly any updates or revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

PART I

Item 1: Business

     We develop, design and market consumer electronics products designed to maximize the benefits of digital technology in a convenient and easy-to-use manner. Our primary products are the Beamer™ videophone line and the VistaFrame™ digital picture frame. Our Beamer videophone products add color video to phone calls, enabling users to see the person they are calling. Since both parties to a video call must have a Beamer videophone product (or compatible videophone), our videophone products are primarily sold in pairs and are all compatible with each other. Our Beamer videophone products work with any home phone over any standard (analog) home phone line, at no additional cost to a regular phone call. Our latest product, VistaFrame, is a digital picture frame that allows users to display photographs directly from a digital camera memory card or from VistaFrame’s internal memory.

     We were incorporated in April 1999 as a wholly owned subsidiary of ESS Technology, Inc. (“ESS”). In August 2001, we were spun off from ESS Technology, Inc. and operate as a stand-alone entity.

     See Item 8 “Financial Statements and Supplementary Data” for additional financial information regarding our business.

Products

     We have developed and introduced two distinct product lines: Beamer videophones and VistaFrame, both designed to offer greater convenience and ease-of-use to consumers.

     Our Beamer videophone products include models that are standalone (such as our first videophone product known as Beamer) or connect through most televisions (the Beamer TV™), and may include the ability to send and receive digital pictures (the Beamer FX™). All of our Beamer videophone products are compatible with any home phone over any standard (analog) home phone line and do not require any additional equipment (other than a compatible television, in the case of Beamer TV) or wiring. In addition, our Beamer videophone products provide the consumer with three viewing options (the calling party, the receiving party, or picture-in-picture) and the ability to adjust the level of movement fluidity in relation to detail. Our videophone products also have a “snapshot” feature that temporarily pauses any new video transmission, resulting in a higher resolution image on the LCD or television screen, depending on the model. A “video start” feature gives users full control over initiating the video transmission to another user, for complete video privacy whenever desired. Beamer won a 2003 “Best of Innovations” award in the telephone category from the Consumer Electronics Association based on criteria consisting of value to users, aesthetics, innovativeness, and contributions to quality of life. Beamer also won a 2003 “Good Buy” award from Good Housekeeping magazine based on criteria including ingenuity, value and exceptional performance. In addition, Beamer TV won a 2004 “Best of Innovations Honoree Award” from the Consumer Electronics Association.

     VistaFrame is our digital picture frame that allows users to display photographs directly from a digital camera memory card or from VistaFrame’s internal memory. VistaFrame is compatible with most standard digital camera memory card formats and does not require a camera or computer connection, special wiring or web based services to display digital photographs. With VistaFrame consumers can view digital pictures individually or in a custom slideshow format with the user selecting the pictures, the display sequence, display interval and the transition effect.

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

Sales and Marketing

     We began nationwide retail distribution of our first Beamer videophone during the third quarter of 2002. Beamer TV, Beamer FX and VistaFrame began nationwide retail distribution in the third quarter of 2003. Our Beamer videophone products are currently carried by retailers such as Best Buy, Fry’s Electronics, The Good Guys, Cinmar (The Frontgate Catalog) and The Sharper Image, among others. VistaFrame is currently carried by retailers such as The Sharper Image, Cinmar and The Good Guys. We market our Beamer videophone products and VistaFrame to retailers and distributors in the U.S. market through a combination of our direct sales force and independent sales representatives. All of our products may also be purchased directly by consumers from our on-line web store. We believe that retail stores will be the primary distribution channel for our products in the U.S. market, and we are working to increase the number of retailers carrying our products. During 2003 we significantly expanded our retail and consumer marketing initiatives. These initiatives included targeted print advertising such as in product circulars and catalogs, special promotions and price rebates. During the fourth quarter of 2003 we expanded our marketing initiatives to include in-store demonstrations and television commercials that aired in the San Francisco Bay Area and the Los Angeles markets. We believe these initiatives increased brand awareness and generated additional sales activity during the fourth quarter of 2003. In 2003 we expanded our distribution for Beamer in the international consumer market through distributors and strategic partners in such countries as China, Taiwan, Korea, Portugal and Belgium. In 2004, we expect to continue to expand our distribution for Beamer, BeamerTV and VistaFrame in the international consumer marketplace through similar distribution relationships.

     To continue to build consumer demand and acceptance for our products, we expect to continue to expand our retail and consumer initiatives, including direct mail, e-marketing campaigns, in-store promotions and other initiatives. Whenever possible, we will combine branding with product promotion opportunities. In addition, we will continue to place an emphasis on generating favorable press from industry analysts, trade reporters and the general consumer media.

Product Development

     Our product development efforts focus on bringing innovative digital consumer electronics products to the retail marketplace. Because much of the core development related to our Beamer videophone products and VistaFrame has already been completed, our engineers are engaged in the development of new products and other improvements and modifications to our existing products. We are currently developing a Beamer videophone product for broadband, however we have not determined when we may commercially introduce such a product, if at all.

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

     We have filed trademark applications in the U.S., Brazil, Canada, China, the European Union, Hong Kong, Japan, Singapore and Taiwan. The marks for which we have filed applications include, among others, the Vialta logo, Beamer, Phone Video Station, PVS and Viewphone.

     In connection with our spin-off by ESS, we entered into a master technology ownership and license agreement with ESS, pursuant to which we and ESS acknowledged the specific technology and trademarks related to our business that are owned by us.

     At the time of our formation, we entered into several intellectual property agreements with ESS. We purchased from ESS all of ESS’ proprietary rights and benefits conferred under U.S. laws with respect to its videophone business. The master technology ownership and license agreement supercedes prior intellectual property and research and development agreements between us and ESS. In addition, we entered into a purchase agreement under which ESS agreed to provide us with semiconductor products. See “Note 9 — Related Party Transactions” on page 37.

Manufacturing

     We have developed all of our products internally and outsource manufacturing. Our Beamer videophone products and VistaFrame are currently manufactured by two contract manufacturers located in China. We believe these manufacturers will provide us with sufficient manufacturing capacity to meet our current product demand. Our quality assurance engineers are located in China to oversee our contract manufacturers. We outsource import and export logistics, including clearance of Chinese and U.S. customs and ocean freight. We currently handle warehousing and all shipments to retail distribution centers, individual retailers and individual customers purchasing our products online.

Seasonality

     We expect that our operating results will be subject to seasonality and to quarterly and annual fluctuations. Domestic consumer electronic product sales have traditionally been much higher during the holiday shopping season than during other times of the year.

Our domestic sales this past year reflected this anticipated seasonality.

Competition

     Our Beamer videophone products compete directly with several other companies in the videophone market that offer products delivering similar features. We believe none of these companies has secured nationwide retail distribution relationships. The majority of our competitors’ videophone products are primarily available through specialized retailers and websites. Furthermore, the majority of other videophone models have been integrated with handsets and have a significantly higher per unit retail price than our Beamer videophone products. We believe the key competitive factors for videophone products are price, cost to use, quality of the video (especially moving images), retail distribution, brand awareness and ease of installation and use. We believe that among manufacturers of videophones that use analog phone lines, we compete favorably on the basis of price, video quality, product availability and ease of installation and use. In addition, we face competition from other video communication products utilizing Internet and broadband connections and digital camera cellular telephones. Internet and broadband products, which frequently are priced less than our Beamer videophone products, utilize a personal computer or television, currently require subscription to an ISP and may require additional subscription services. These products may also be interoperable with users of competitive products, provide multiple transmission and storage options, and act as a digital camera. Digital camera cellular telephones are relatively new and most only offer still picture transmission or reception and require a digital cellular connection. Many of the current and prospective competitors in this market are larger, better known and have greater resources and experience than us.

     VistaFrame competes directly with several other companies in the digital picture frame market that offer products that are similar to VistaFrame. The majority of these products are primarily available through specialized or regional retailers and websites. In addition other digital picture frame products either have limited digital camera memory card compatibility or require a phone line connection and a fee-based subscription service in order to download pictures into the frame.

Financial Information about Segments and Geographic Areas

     We operate as one business segment in two geographic areas – domestic and international. Financial information about our business and geographic areas is set forth in Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Employees

     As of February 29, 2004, we had 52 employees, including 15 in research and development, 11 in marketing, sales and support, 13 in manufacturing and operations and 13 in finance and administration.

Item 2: Properties

     As of February 29, 2004, our corporate headquarters occupies approximately 31,000 square feet of a building located in Fremont, California, under a lease from ESS that expires in July, 2005. We also lease office space in Los Angeles, California and a research and development center in Hong Kong. We believe that our existing facilities are adequate for our current needs.

Item 3: Legal Proceedings

     We are not a party to any litigation at the present time.

Item 4: Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

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

	High	Low
Fiscal 2002:
First Quarter ended March 31, 2002	$1.50	$1.01
Second Quarter ended June 30, 2002	$1.07	$0.45
Third Quarter ended September 30, 2002	$1.18	$0.59
Fourth Quarter ended December 31, 2002	$0.72	$0.26
Fiscal 2003:
First Quarter ended March 31, 2003	$0.45	$0.30
Second Quarter ended June 30, 2003	$0.51	$0.28
Third Quarter ended September 30, 2003	$0.49	$0.33
Fourth Quarter ended December 31, 2003	$0.81	$0.35

     As of March 5, 2004, there were approximately 312 record holders of our common stock.

     We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any earnings for use in our business, and we do not anticipate paying any cash dividends in the foreseeable future.

Item 6: Selected Consolidated Financial Data

     You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated statement of operations data set forth below is derived from our audited consolidated financial statements. The information below is not necessarily indicative of the results of operations to be expected for any future period.

					Period from
					April 20,
					1999 (Date of
					Inception)
					Through
	Years Ended December 31,				December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue, net	$10,331	$—	$—	$—	$—
Cost of good sold	2,941	—	—	—	—

Gross profit	7,390	—	—	—	—

Operating expenses:
Product costs	—	10,421	—	—	—
Engineering and development	2,557	13,264	25,250	19,558	1,369
Sales and marketing	4,427	3,100	3,738	2,927	662
General and administrative	5,753	5,643	9,301	6,699	510
Amortization and impairment of content licenses	—	11,395	—	—	—

Total operating expenses	12,737	43,823	38,289	29,184	2,541

Operating loss	(5,347)	(43,823)	(38,289)	(29,184)	(2,541)
Interest income, net	733	1,244	3,606	7,688	512
Gain on investment	571	—	—	—	—
Other income (expense)	—	—	(1,266)	(1,682)	9

Loss before income tax benefit	(4,043)	(42,579)	(35,949)	(23,178)	(2,020)
Income tax benefit	—	—	—	260	800

Net loss	$(4,043)	$(42,579)	$(35,949)	$(22,918)	$(1,220)

Net loss per share:
Basic and diluted	$(0.05)	$(0.51)	$(0.83)	$(3.68)	$(0.71)

Weighted average common shares outstanding:
Basic and diluted	82,285	83,578	43,248	6,222	1,716

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$24,308	$32,701	$67,428	$136,490	$112,844
Restricted cash	2,226	—	—	—	—
Working capital	25,365	30,201	66,830	109,870	111,920
Total assets	37,114	40,327	83,866	153,691	114,580
Total current liabilities	9,061	7,949	3,587	33,594	940
Redeemable convertible preferred stock	—	—	—	142,600	114,780
Total stockholders’ equity (deficit)	28,053	32,378	80,279	(22,503)	(1,140)

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

Overview

     We were incorporated in April 1999 as a wholly owned subsidiary of ESS Technology, Inc. In August 2001, we were spun off from ESS and operate as a stand-alone entity. We develop, design and market consumer electronics products designed to maximize the advantages of digital technology in a convenient and easy-to-use manner. Our primary products are the Beamer personal videophone line and the VistaFrame digital picture frame. Our Beamer videophone products add color video to phone calls, enabling users to see the person they are calling. Since both parties to a video call must have a Beamer videophone product (or compatible videophone), our products are primarily sold in pairs and are all compatible with each other. Our Beamer videophones work with any home phone over any standard (analog) home phone line, at no additional cost to a regular phone call. Our videophone products include models that are standalone (such as our first videophone product known as Beamer) or connect through most televisions (the Beamer TV), and may include the ability to send and receive digital pictures (the Beamer FX), depending on the model. Beamer began nationwide retail distribution during the third quarter of 2002. You can find our Beamer videophone products carried by such retailers as Best Buy, Fry’s Electronics, The Good Guys, The Sharper Image and Cinmar (The Frontgate Catalog).

     Our latest product, VistaFrame, is a digital picture frame that allows users to display photographs directly from a digital camera memory card or from VistaFrame’s internal memory. VistaFrame is compatible with most standard card formats and does not require a camera or computer connection, special wiring or web based services. With VistaFrame consumers can view digital pictures individually or in a custom slideshow format with the user selecting the pictures, the display sequence, display interval and the transition effect. VistaFrame is currently available at retailers such as The Sharper Image, The Good Guys and Cinmar.

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

     Since our inception, we have financed our operations primarily from funds raised in private offerings of convertible preferred stock and common stock and through vendor credit. For the years ended December 31, 2003, 2002 and 2001 we had net losses of $4.0 million, $42.6 million and $35.9 million, respectively, and expect to incur losses in 2004. As of December 31, 2003, we had an accumulated deficit of $106.7 million.

     From our inception through December 31, 2002, we were a development stage enterprise. During the first quarter of 2003, we commenced principal operations and are no longer classified as a development stage company.

Results of Operations

   For the year ended December 31, 2003 compared with the year ended December 31, 2002

     Net revenue. Net revenue was $10.3 million for the year ended December 31, 2003. There was no revenue for the year ended December 31, 2002. Included in net revenue for 2003 was approximately $7.1 million in domestic sales and approximately $3.2 million from international sales. In addition to revenue generated from our first videophone product, Beamer, we also recorded domestic net revenue during the fourth quarter of 2003 from sales activity related to our new products BeamerTV, BeamerFX (which was introduced in the fourth quarter of 2003 on a very limited basis) and VistaFrame. Net revenue from sales of our Beamer videophone products accounted for 97% of total net revenue for the year ended December 31, 2003. During the first quarter of 2003, we began to recognize revenue on sales of Beamer, net of estimated warranty claims and estimated returns. We began nationwide distribution of Beamer during the third quarter of 2002 and more significant shipments during the fourth quarter of 2002. For most of these shipments, the standard warranty and return period had not been completed as of December 31, 2002. Due to a limited history of warranty and sales returns for Beamer, we did not recognize revenue for sales through December 31, 2002. As a result, revenue for the year ended December 31, 2003, includes the recognition of deferred revenue of approximately $3.2 million related to shipments of Beamer, which were made during the third and fourth quarters of 2002.

     Cost of goods sold. Cost of goods sold was $2.9 million for the year ended December 31, 2003. There was no similar expense for the year ended December 31, 2002. Because a significant portion of our inventory for raw materials and finished goods for our Beamer videophone products was expensed in prior periods, cost of goods sold for the year ended December 31, 2003 was lower than what would otherwise have been recorded. If we had not previously expensed inventory costs, our cost of goods sold would have been $7.8 million for the year ended December 31, 2003.

     Gross profit. Gross profit was $7.4 million for the year ended December 31, 2003. If we had not previously expensed inventory costs, our gross profit would have been approximately $2.5 million for the year ended December 31, 2003.

     Product Costs. Product costs were $10.4 million for the year ended December 31, 2002. Product costs represent inventory expenditures for raw materials and finished goods related to our Beamer videophone products. At September 30, 2002, we had no historical experience selling Beamer (our first videophone product) and there was significant uncertainty regarding our ability to recover costs incurred in building inventories related to Beamer. As a result, we expensed Beamer inventory costs as incurred through the third quarter of 2002. Following the nationwide commercial launch of Beamer, we began to capitalize the additional value of Beamer inventory costs in the fourth quarter of 2002. There is no comparable expense for the year ended December 31, 2003.

     Engineering and development. Engineering and development expenses were $2.6 million for the year ended December 31, 2003, compared to $13.3 million for the year ended December 31, 2002. The decrease was primarily due to reductions in engineering and development personnel and other development expenditures as we shifted our focus to sales and marketing efforts from core development activities. Included in engineering and development expenses for the year ended December 31, 2002 were development expenses related to ViDVD and ViMagazine as well as expenses related to our Internet Service Provider, known as ViZip. Since all development activities related to ViDVD, ViMagazine and ViZip were discontinued during 2002, there were no comparable expenses for the year ended December 31, 2003. We expect engineering and development expenses to be relatively constant in future periods.

     Sales and Marketing. Sales and marketing expenses were $4.4 million for the year ended December 31, 2003, compared to $3.1 million for the year ended December 31, 2002. The increase in sales and marketing expenses is primarily due to $2.1 million in television commercials that aired in certain markets (Los Angeles and San Francisco) and in-store demonstration programs (in selected stores and regions), which occurred, in the fourth quarter of 2003. This increase was partially offset by an overall decrease in sales and marketing expenses for the year ended December 31, 2003 when compared to the prior fiscal year. We expect sales and marketing spending to be relatively constant in future periods to support retail and consumer marketing initiatives, including direct mail, e-marketing campaigns, in-store promotions, targeted advertising and other initiatives, for our products. We do not currently have the resources to support a significant and sustained national advertising and consumer awareness program which may be necessary to significantly increase sales.

     General and Administrative. General and administrative expenses were $5.8 million for the year ended December 31, 2003, compared to $5.6 million for the year ended December 31, 2002. We expect general and administrative expenses to be relatively constant in future periods.

     Amortization and Impairment of Content Licenses. Amortization and impairment of content licenses for ViMagazine was $11.4 million in the year ended December 31, 2002. During January 2002, we licensed feature film content from Artisan Entertainment for $10.0 million to use as part of our ViMagazine. Starting in the first quarter of 2002, we began to expense our content licenses, based on the greater of the royalty amounts due or amortization on a straight-line basis over an estimated life of three years. During the fourth quarter of 2002, we concluded that the content licenses had suffered a permanent decline in value, as a result of our decision not to market ViMagazine, and the remaining unamortized balance of $8.3 million was written down to zero. The $10.0 million license fee to Artisan Entertainment included a $5.0 million note that matures in January 2005 and would convert to a license fee if certain events occurred. We continue to receive current interest payments on the note and, since conversion is unlikely, we may receive the principal at maturity. If we were to be paid at maturity we would recognize a gain at that time. There is no comparable expense for the year ended December 31, 2003.

     Interest Income, Net. Interest income was $733,000 for the year ended December 31, 2003, compared to $1.2 million for the year ended December 31, 2002. The decrease in interest income was primarily due to lower cash balances and lower yields on available-for-sale securities during the year ended December 31, 2003 as compared to the year ended December 31, 2002.

     Gain on Investment. During the fourth quarter of 2003 we recorded a gain on investments of $571,000. The gain on investments was attributable to a cash dividend paid to us on preferred shares we previously acquired in an unrelated company. Our original investment in this company had been written down to zero in a prior period.

   For the year ended December 31, 2002 compared with the year ended December 31, 2001

     Net Revenue. We had no revenue in 2002 and 2001, as we were a development stage company.

     Product Costs. Product costs were $10.4 million for the year ended December 31, 2002. Product costs represent inventory expenditures for raw materials and finished goods related to our Beamer videophone products. At September 30, 2002, we had no historical experience selling Beamer and there was significant uncertainty regarding our ability to recover costs incurred in building inventories related to Beamer. As a result, we expensed Beamer inventory costs as incurred through the third quarter of 2002. Following the nationwide commercial launch of Beamer, we began to capitalize the additional value of Beamer inventory costs in the fourth quarter of 2002. All costs related to ViDVD products during the year ended December 31, 2001 were included in research and development.

     Engineering and Development. Research and development expenses were $13.3 million for the year ended December 31, 2002, compared to $25.3 million for the year ended December 31, 2001. The decrease in research and development expenses was due to significant reductions in personnel expenses as we shifted our focus to sales and marketing efforts from core development activities and the fact that product costs for Beamer were presented as a separate category in 2002. All costs related to ViDVD products in development during the year ended December 31, 2001 were included in research and development. During the fourth quarter of 2002, we discontinued our Internet Service Provider (ISP) business, ViZip, and recorded a charge of $0.9 million related to the exit of this business. As a result of the decision to stop marketing ViDVD, we also reduced our research and development expense relating to both ViDVD and ViMagazine.

     Sales and Marketing. Sales and marketing expenses were $3.1 million for the year ended December 31, 2002, compared to $3.7 million for the year ended December 31, 2001. The decrease in sales and marketing expenses was primarily due to reductions in personnel expenses as a result of the suspension of ViDVD sales and marketing activities and improved organizational efficiencies.

     General and Administrative. General and administrative expenses were $5.6 million for the year ended December 31, 2002, compared to $9.3 million for the year ended December 31, 2001. The decrease in general and administrative expenses was primarily due to significant reductions in personnel and other corporate expenses and lower reimbursements to ESS for administrative and management services.

     Amortization and Impairment of Content Licenses. Amortization and impairment of content licenses for ViMagazine was $11.4 million in the year ended December 31, 2002. During January 2002, we licensed feature film content from Artisan Entertainment for $10.0 million to use as part of our ViMagazine. Starting in the first quarter of 2002, we began to expense our content licenses, based on the greater of the royalty amounts due or amortization on a straight-line basis over an estimated life of three years. During the fourth quarter of 2002, we concluded that the content licenses had suffered a permanent decline in value, as a result of our decision not to market ViMagazine, and the remaining unamortized balance of $8.3 million was written down to zero. The $10.0 million license fee to Artisan Entertainment included a $5.0 million note that matures in January 2005 and would convert to a license fee if certain events occurred. We continue to receive current interest payments on the note and, since conversion is unlikely, we may receive the principal at maturity. If we were to be paid at maturity we would recognize a gain at that time.

     Other Income, Net. Interest income was $1.2 million for the year ended December 31, 2002, compared to $3.6 million for the year ended December 31, 2001. The decrease in interest income was primarily due to lower cash balances and lower yields on available-for-sale securities during the year ended December 31, 2002 as compared to the year ended December 31, 2001. During the year ended December 31, 2001, we recorded other expenses of $1.3 million related to investment write-offs. The investments were written off because we concluded that the investments had suffered a permanent decline in value based on our assessment of the financial condition of the companies in which we had invested and the markets that they serve. There were no investment write-offs for the year ended December 31, 2002.

Off-Balance Sheet Arrangements

     In January 2000, we entered into a three-year non-cancelable lease agreement for our headquarters with ESS. In July 2003, we amended the lease. The terms of the amendment include a 60% reduction in the amount of square footage leased, a reduction in the monthly rent to current market rates and an extension of the term from December 31, 2003 to June 30, 2005. Under the terms of this and other leases, with various expiration dates through 2006, our future minimum rental payments as of December 31, 2003 are as follows: $529,000, $320,000 and $126,000 for the years 2004, 2005 and 2006 respectively.

     Apart from operating leases disclosed above, we do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

     As of December 31, 2003, we had $26.5 million in cash and cash equivalents, restricted cash and short-term investments compared to $32.7 million as of December 31, 2002, representing a decrease of $6.2 million.

     Our principal sources of liquidity are cash and cash equivalents and investments. Net cash used in operating activities was $7.9 million for the year ended December 31, 2003 compared to $23.3 million for the year ended December 31, 2002, representing a decrease of approximately $15.4 million. The decrease in cash used in operating activities during the year ended December 31, 2003 compared to the year ended December 31, 2002 was primarily due to a significant reduction in our operating expenses combined with cash received from sales of our products. In addition, our cash flow from operations for the year ended December 31, 2003 benefited from sales of products (Beamer) during the year that were purchased and expensed in the prior year.

     Net cash provided by investing activities for the year ended December 31, 2003 was $98,000 compared to $11.6 million of cash used in investing activities for the year ended December 31, 2002. Net cash provided by investing activities for the year ended December 31, 2003 was primarily related to the proceeds from the sale of short-term investments. Net cash used in investing activities for the year ended December 31, 2002 was primarily related to the purchases of content licenses for $10.0 million.

     Net cash used in financing activities was $285,000 for the year ended December 31, 2003 and $5.1 million for the year ended December 31, 2002, primarily related to repurchases of our common stock.

     Capital expenditures for the 12-month period ending December 31, 2004 are anticipated to be approximately $100,000, primarily to acquire capital equipment. We may utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Any such acquisition or investment may significantly increase our planned requirements for capital. From time to time, in the ordinary course of our business, we may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.

     In September 2001, the Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock in open market or private transactions over a twelve-month period. In June 2002, the Board of Directors authorized the existing stock repurchase program be extended to include the repurchase of up to an additional 10,000,000 shares of common stock. Through December 31, 2002, we repurchased approximately 11,205,000 shares of common stock at an aggregate cost of $9.1 million. During the first quarter of 2003, we repurchased approximately 759,000 shares for an aggregate cost of approximately $295,000. There were no common stock repurchases in the second, third and fourth quarters of 2003. As of December 31, 2003, approximately 8,036,000 shares remain authorized for repurchase.

     We believe that our existing cash and cash equivalents and investments will be sufficient to fund our operations through December 31, 2004. However, to continue our operations beyond that date, or if our current level of operations change, or to achieve our longer-term goals of introducing additional products to consumers, we believe we will need to raise additional capital, which may not be available on acceptable terms, if at all. We have historically used vendor credit as well as private offerings of convertible preferred stock and common stock to fund operations and provide for capital requirements. However, the price per share of any future equity-related financing will be determined at the time the offering is made and cannot be anticipated at this time. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders is likely to or will be reduced and such equity securities may have rights, preferences or privileges better than those of current stockholders. We cannot assure you that any additional financing will be available or that, if available, it will be sufficient or it can be obtained on terms favorable to us or our stockholders. If adequate funds are not available if and when needed, we would be required to delay, limit or eliminate some or all of our proposed operations.

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

     Critical accounting policies that require significant judgments and estimates for the preparation of our consolidated financial statements are as follows:

Revenue recognition

     We generally recognize revenue on products sold to end customers upon shipment provided that we have no post-sale obligations, we can reliably estimate and accrue warranty costs and sales returns, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. For sales to international distributors and strategic partners we generally recognize revenue based on the above criteria and upon receipt of payment in full. For sales to end customers that do not meet the above criteria, revenue is deferred until such criteria are met.

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

Warranty

     We provide a limited warranty on our products for periods ranging from 90 days to 12 months from the date of sale to the end customers. We estimate warranty costs based on historical experience and accrue for estimated costs as a charge to cost of sales when revenue is recognized. The following table shows the details of the product warranty accrual, as required by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for the year ended December 31, 2003 (in thousands):

December 31,
2003
Beginning balance	$—
Accruals for warranties issued during the period	814
Settlements made during the period	(330)

Ending balance	$484

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

     Since our inception through December 31, 2001, we expensed inventory costs related to ViDVD of $9.0 million, as commercial shipments of ViDVD were limited. During the year ended December 31, 2002 we discontinued marketing ViDVD and no additional ViDVD inventories were purchased.

     We expensed $10.4 million of inventory costs on our Beamer videophone products, through September 30, 2002. We began capitalizing our inventory costs in the fourth quarter of 2002 because we experienced an increase in shipments since Beamer was commercially introduced nationwide in the third quarter of 2002. Additional inventory reserves may be needed if actual demand or market conditions are less favorable than management’s projection.

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

Valuation of Long-Lived Assets

     We review long-lived assets based upon an undiscounted cash flow basis and will record an impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. If an asset is considered impaired, the asset is written down to carrying value based on undiscounted cash flows. During the fourth quarter of 2002, we wrote the remaining unamortized balance of $9.2 million of content licenses down to zero. Future cash flows could be different from those estimated by our management.

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

Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF Issue No. 00-21). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF Issue No. 00-21 did not have a material impact on our consolidated financial statements.

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. During December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities, to the first reporting period ending after March 15, 2004. We do not expect the adoption of FIN 46 to have a material impact upon our financial position, cash flows or results of operations.

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

If our products do not achieve broad market acceptance, we may not be able to continue operating our business.

     We are currently marketing a limited number of products. As a result, our success is highly dependent upon consumer acceptance of these products. Consumer acceptance requires, among other things, that we:

•	educate consumers on the advantages of our Beamer videophone products and VistaFrame;

•	commit a substantial amount of human and financial resources to support the retail distribution of our products;

•	continue to develop our sales, marketing and support activities to consumers and retailers; and

•	expand the number and location of retailers carrying our products.

     We may not achieve any or all of these objectives. As a result despite our national retail presence, consumers may not be aware of our products. This could delay or prevent our ability to achieve broad market acceptance of our products. We do not currently have the resources to support a significant and sustained national advertising and consumer awareness program which may be necessary to significantly increase sales. The failure of our products to achieve sufficient consumer and retailer acceptance would impair our ability to continue operating our business.

We have incurred net losses and may never achieve significant revenues or profitability.

     We have incurred losses and have had negative cash flow since our inception. As of December 31, 2003, we had $26.5 million in cash and cash equivalents, restricted cash and short-term investments. For the fiscal year ended December 31, 2003, we had a net loss of $4.0 million. We expect to continue to incur operating and non-operating expenses over the next several years as part of the potential expansion of our business. As a result, we expect to continue to incur losses for the foreseeable future. The size of these net losses will depend in part on our recent and any future product launches, any growth in sales of our products and the rate of increase in our expenses. As a result, we will need to generate significant revenues to achieve profitability. Several factors, including consumer acceptance, retailer arrangements and competitive factors make it impossible to predict when or whether we will generate significant revenues or attain profitability. Consequently, we may never achieve significant revenues or profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

It may take a substantial amount of time and resources to achieve broad market acceptance of our products, and we cannot be sure that these efforts will generate the level of broad market acceptance necessary to generate sufficient revenues to sustain our business.

     The current videophone end-user market is relatively small. Although videophones have been commercially available for many years, previous videophone models have had high retail prices, limited retail distribution, limited functionality, poor video quality and have been integrated with a handset. Even though we believe our Beamer videophone products have addressed many of the limitations associated with videophones and videophone technology, consumer demand remains low and may not increase. Similar to the videophone end-user market, the digital picture frame market is small and only a recent phenomenon resulting from the growth of the digital camera market. Although VistaFrame is compatible with most standard digital camera memory card formats and does not require a camera or computer connection, special wiring or web based services, consumer demand is low and may not increase. Even after educating consumers on the features of our products, consumers may still perceive little or no benefit or may already own other products that provide similar benefits or functionality. As a result, consumers may not value, or may be unwilling to purchase, our products at profitable prices. We also do not have an established brand image, and the expense of a national advertising campaign to build and sustain brand awareness is not within our reach. Accordingly, to develop market acceptance of our products, we will need to devote a substantial amount of resources to educate consumers about the features and benefits of our products via alternative means including targeted public relations, promotional campaigns and extensive retail distribution. However, we cannot assure you that this commitment of resources will be successful in generating the revenues required to sustain our business. If we are unsuccessful, the future of our Company will be in doubt.

If we are unable to raise additional capital on acceptable terms, our ability to develop and market our products and operate our business could be harmed.

     To introduce follow-on products and sustain and grow our business, we must continue to make significant investments to develop, enhance and market our products. We will also need significant working capital to take advantage of future opportunities and to respond to competitive pressures or unanticipated requirements. We expect that our existing capital resources will be sufficient to meet our cash requirements through December 31, 2004, although our current resources could be exhausted more quickly depending on the payment terms that we are able to negotiate with our vendors and suppliers and our success in generating and collecting on accounts receivable. The magnitude of our future capital requirements will depend on many factors, including, among others, promotional campaigns, investments in working capital, and the amount of income, if any, generated by operations.

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

     We were incorporated in April 1999 and have a limited operating history. As a result of our limited operations, our historical financial and operating information is of limited value in evaluating our future potential operating results. In addition, any evaluation of our business and prospects must be made in light of the risks and difficulties encountered by start-up companies developing products in new and rapidly evolving markets. For example, it may be difficult to accurately predict our future revenues, costs of revenues, expenses or results of operations. Our Beamer videophone products, VistaFrame and any other future products represent new products for most consumers. It may be difficult to predict the creation of any market or the growth rate, if any, or size of the market for our existing products or other new products we may develop. We may be unable to accurately forecast customer needs or behavior or recognize or respond to emerging trends, changing preferences or competitive factors facing us. As a result, we may be unable to make accurate financial forecasts or adjust our spending in a timely manner to compensate for any unexpected changes or revenue shortfall. This inability could cause our results of operations in a given quarter to be worse than expected, and could cause the price of our stock to decline.

We face intense competition from participants in the consumer electronics market, which may impair our revenues and ability to generate customers.

     The consumer electronics market is intensely competitive and rapidly evolving. Existing participants and new entrants in this market currently offer and may develop and offer additional products that will compete directly with our existing products or future products that we may develop.

     The consumer electronics industry in particular is characterized by rapid technological innovation and intense price competition. The competition for consumer spending and acceptance is also intense. Our Beamer videophone products compete directly with several other companies in the videophone market. All of these companies currently offer videophone products to consumers that operate over standard (analog) phone lines with no additional cost to the user, similar to our Beamer videophone products. In addition to these companies, we face competition from a competitively priced videophone product that utilizes a consumer’s broadband connection (as opposed to a standard phone line) to deliver a video image over a consumer’s television during a phone call. Our Beamer videophone products also face competition from PC-based Internet video and from digital camera cellular telephones manufacturers and potential future offerings from current telephone manufacturers. Like our Beamer videophones, VistaFrame competes directly with several other companies in the digital picture frame marketplace. Although lacking some of the features of our VistaFrame product, these companies offer digital picture frame products which provide features similar to VistaFrame.

     In addition, many of the manufacturers and distributors of these competing products have substantially greater brand recognition,

market presence, distribution channels, financial resources and promotional and other strategic partners than us.

If we fail to create consumer demand and consumer acceptance of our Beamer videophone products and VistaFrame, we may not be able to generate sufficient revenues to sustain our business.

     The success of our existing products depends on a number of factors, including, but not limited to, strategic allocation of our limited financial and technical resources, accurate forecasting of consumer demand, timely completion of product development and introduction to market, and market and industry acceptance of our future and existing products.

If we are unable to develop and introduce new products, we may not be able to generate sufficient revenues to sustain and grow our business.

     We develop and engineer all of our products in-house. To introduce follow-on products as well as new products, we must continue to make significant investments in product development and engineering. The development of new products is a time consuming process and may result in products which, although technically feasible, may not be commercially viable. In addition, competitors with greater resources may be able to develop and introduce new products that could eclipse our development initiatives and prevent us from introducing similar products. If we fail to develop new products, we may not be able to sustain our business.

We depend on two contract manufacturers and a limited number of other third parties, including ESS, to manufacture and supply critical components for our products, and we may be unable to operate our business if those parties do not perform their obligations.

     We rely on two contract manufacturers located in China to meet our current product demand. We also rely on ESS and a limited number of other third party suppliers for a number of key components for our products, including modem chips, video chips and LCD screens. We do not have long-term agreements in place with our suppliers. We do not control the time and resources that these suppliers devote to our business. We cannot be sure that these suppliers will perform their obligations as expected or that any revenue, cost savings or other benefits will be derived from the efforts of these parties. Our need for semiconductors as a key component of our products indirectly subjects us to a number of risks relating to ESS’ and any other future semiconductor suppliers’ reliance on independent foundries to produce those semiconductors, including the absence of adequate capacity, the unavailability of, or interruption in access to, certain process technologies and reduced control over delivery schedules, manufacturing yields and costs, and risks related to the international location of most major foundries. If any of our third party suppliers breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner, we may be delayed or prevented from launching or marketing our products. Because our relationships with these parties are non-exclusive, they may also support products that compete directly with ours, or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our products. This outcome would harm our ability to compete effectively and quickly achieve market acceptance and brand recognition.

We may have potential business conflicts of interest with ESS with respect to the companies’ ongoing relationships, and we may not be able to resolve these conflicts on terms favorable to us.

     Conflicts of interest may arise between ESS and us in a number of areas relating to ongoing relationships between the companies, including:

•	Although we entered into agreements with ESS that govern our business relationship after the distribution of our stock to ESS shareholders, ESS has no obligation to extend the terms of those agreements beyond their stated duration;

•	ESS may supply semiconductors to competitors, which may affect ESS’ capacity to supply semiconductors to us;

•	We may compete with ESS with respect to business opportunities that are attractive to both companies, and ESS is not restricted from competing with our business.

If we are unable to maintain satisfactory relationships with, or increase the number of, retailers and distributors that sell our products, our business will suffer.

     In order to maintain our relationships with retailers and distributors we may be required to accept arrangements and terms, which may not be favorable to us. Such terms may include consignment arrangements, pricing concessions, marketing incentives, aggressive return allowances, commissions and other requirements, which could adversely affect the profitability of our products. In addition, we expect that our retailers and distributors will sell products offered by our competitors. If our competitors offer retailers and distributors more favorable terms or have more products available to meet their needs, those retailers and distributors may decline to carry or may not adequately promote our products. Although we are aggressively attempting to increase the number of retailers that market our products to consumers, there can be no assurance that we will be able to do so. If we are unable to maintain successful relationships with distributors and retailers or to expand our distribution channels, our business may fail.

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

     We may need to expand our headcount, facilities and infrastructure to support potential sales growth and to allow us to pursue market opportunities. This potential expansion could place a significant strain on our management, operational and financial resources and systems. Specific risks we face as our business expands include:

•	We may need to attract and retain qualified personnel, and any failure to do so may impair our ability to offer new products or grow our business. We may be unable to successfully attract, integrate or retain sufficiently qualified personnel. If we are unable to hire, train, retain or manage the necessary personnel, we may be unable to successfully introduce new products or otherwise implement our business strategy.

•	We may need to provide acceptable customer support, and any inability to do so will impair our ability to develop consumer acceptance of our products. We expect that some of our customers will require support when using our products. We also anticipate that purchasers of any future products will require support in their use of such products. We do not have experience with widespread deployment of our products to a diverse customer base, and we may not have adequate personnel to provide the levels of support that our customers will require. Our failure to provide adequate customer support for our products will damage our reputation in the consumer electronics marketplace and strain our relationships with customers and strategic partners. This could prevent us from gaining new or retaining existing customers and could harm our reputation and brand.

•	We may need to improve our operational and financial systems, procedures and controls to support our expected growth, and any inability to do so will adversely impact our ability to grow our business. Our current and planned systems, procedures and controls may not be adequate to support our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational systems and controls could adversely impact our relationships with customers and harm our reputation and brand.

Product defects, system failures or interruptions may have a negative impact on our revenues, reputation and ability to attract new customers.

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

     Our products are currently manufactured, assembled and tested by two contract manufacturers located in China. In addition, most of our suppliers are located in China, Hong Kong and Taiwan. Because of our international operations and relationships, and our reliance on foreign third-party manufacturing, assembly and testing operations, we are subject to the risks of conducting business outside of the United States, including:

•	changes in political and strategic relations between China, Taiwan and the U.S.;

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in China, Taiwan and other emerging Asian markets;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in managing widespread sales and manufacturing operations;

•	interuptions caused by an outbreak of SARS or another epidemic in Asia; and

•	less effective protection of intellectual property.

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

     Our future performance is substantially dependent on the continued services of our senior management, especially our Chairman, Fred S.L. Chan, our President and Chief Executive Officer, Didier Pietri, and other key personnel. The loss of any members of our executive management team and our inability to hire additional executive management could harm our business and results of operations. We employ our key personnel on an at-will basis. We do not maintain key person insurance policies on any of the members of our executive management team.

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

     We expect our operating results, including any revenues we may generate, to fluctuate significantly due to a number of factors, many of which are outside of our control. Therefore, you should not rely on period-to-period comparisons of results of operations as an indication of our future performance. It is possible that in some future periods our operating results may fall below the expectations of market analysts and investors. In this event, the market prices of our stock would likely fall. Factors that may affect our quarterly operating results include:

•	consumer awareness and demand for our products;

•	ongoing demand and supply for our products;

•	seasonality and other consumer and advertising trends;

•	changes in the economic terms of our relationships with our strategic partners;

•	shortfalls in the supply of components necessary for the manufacture of our products;

•	changes in our pricing policies, the pricing policies of our competitors and general pricing trends in the consumer electronics market;

•	unanticipated shortfalls in revenue due to the fact that our expenses precede associated revenues;

•	changes in estimates of our financial performance or changes in recommendations by securities analysts;

•	release of new or enhanced products or services or introduction of new marketing initiatives by us or our competitors;

•	announcements by us or our competitors of the creation or termination of significant strategic partnerships, joint ventures, significant contracts, or acquisitions;

•	the market price generally for consumer electronics and retail industry stocks;

•	market conditions affecting the consumer electronics industry;

•	additions or departures of key personnel;

•	demand for and consumer acceptance of other anticipated future products offerings; and

•	general economic conditions.

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

     Domestic consumer electronic product sales have traditionally been much higher during the holiday shopping season than during other times of the year. Although predicting consumer demand for our products and any future products will be very difficult, we believe that sales of our existing products will be higher during the holiday shopping season when compared to other times of the year. We believe we have adequate capital to continue to operate for the 12-month period ending December 31, 2004. However, if we are unable to generate sufficient revenues during the 2004 holiday shopping season, or any future season, we may not be able to continue our business

Our historical financial information may not be representative of our future operating results as a separate company.

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

     Fred S.L. Chan, our Chairman, owns a significant amount of ESS stock and our stock and options to purchase ESS stock and our stock. In addition, Matthew K. Fong, a member of our board of directors, owns ESS stock and options to purchase ESS stock. Mr. Chan is the Chairman of ESS. These factors could create, or appear to create, potential conflicts of interest when these directors are faced with decisions that could have different implications for ESS and us.

Our agreement to indemnify ESS for tax liabilities under certain circumstances may affect our cash flow, discourage potential acquisition proposals or delay or prevent a change in control of us, and limit the size of any future offerings of our stock.

     Even if ESS’ distribution of our stock to its shareholders in August 2001 is otherwise a tax-free distribution, ESS may, under certain circumstances, recognize gain for U.S. federal and state income tax purposes with respect to the distribution if a 50% or greater interest in us is acquired during the two-year period following the distribution. Certain sales of shares by us that occurred during the two years immediately prior to the distribution may be counted towards the 50% threshold. The amount of such gain would be the difference between the fair market value of the stock distributed, on the date of distribution, and ESS’ adjusted tax basis in the stock. Under a tax sharing and indemnity agreement, we have agreed in certain circumstances to indemnify ESS for ESS’ U.S. federal and state income tax liability which results as a direct consequence of any acquisition of a 50% or greater interest in us after the distribution. This indemnity obligation, if triggered, could have a substantial effect on our available cash. In addition, the existence of the indemnity obligation may discourage potential acquisition proposals and could delay or prevent an acquisition of a 50% or greater interest in us. Because future sales of stock could be deemed to be part of a related transaction that results in an acquisition of a 50% or greater interest in us, our desire to avoid triggering the indemnity obligation could limit the size of any offerings of stock by us during the two-year period following the distribution.

ESS submitted a request to the Internal Revenue Service (IRS) to rule that its distribution of our shares to ESS shareholders was tax-free. The IRS determined that it would not provide such a ruling.

     The IRS decision not to provide a ruling on the distribution does not mean that the distribution is taxable. We believe that the distribution is tax-free. ESS has advised us that they reported the distribution as tax-free in its federal income tax filings. ESS has also advised us that it is seeking an opinion from its tax advisors that the distribution is tax-free. No assurance can be given that such an opinion will be obtained or the level of assurance such opinion will provide.

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

Item 7A: Quantitative and Qualitative Disclosure About Market Risk

     Interest Rate Risks. We invest in short-term & long-term investments. Consequently, we are exposed to fluctuation in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for sale, and at December 31, 2003, are recorded at market values.

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

Item 8: Financial Statements and Supplementary Data

     The following documents are filed as part of this Report:

Page
REPORT OF INDEPENDENT AUDITORS	25
CONSOLIDATED BALANCE SHEETS	26
CONSOLIDATED STATEMENTS OF OPERATIONS	27
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	28
CONSOLIDATED STATEMENTS OF CASH FLOWS	29
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	30
Financial Statements Schedules
All schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto
SUPPLEMENTARY FINANCIAL DATA	41

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Vialta, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Vialta, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
February 26, 2004

VIALTA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$13,756	$21,863
Restricted cash	2,226	—
Short-term investments	10,552	10,838
Accounts receivable, net	3,941	1,362
Inventories	5,196	2,834
Prepaid expenses and other current assets	729	1,253

Total current assets	36,400	38,150
Property and equipment, net	685	2,132
Other assets	29	45

Total assets	$37,114	$40,327

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,915	$1,131
Accrued expenses and other current liabilities	3,149	3,588
Deferred profit	3,997	3,230

Total current liabilities	9,061	7,949

Commitments (Notes 15 and 16)
Redeemable convertible preferred stock, $0.001 par value; 30,000 shares authorized, no shares issued and outstanding (Note 8)	—	—
Stockholders’ equity:
Common stock, $0.001 par value, 400,000 shares authorized, 94,702 and 93,961 shares issued, 82,738 and 82,756 shares outstanding	95	94
Additional paid-in capital	144,114	144,105
Treasury stock	(9,458)	(9,163)
Accumulated deficit	(106,709)	(102,666)
Accumulated other comprehensive income	11	8

Total stockholders’ equity	28,053	32,378

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$37,114	$40,327

The accompanying notes are an integral part of these consolidated financial statements.

VIALTA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Revenue, net	$10,331	$—	$—
Cost of goods sold	2,941	—	—

Gross profit	7,390	—	—

Operating expenses:
Product costs	—	10,421	—
Engineering and development	2,557	13,264	25,250
Sales and marketing	4,427	3,100	3,738
General and administrative	5,753	5,643	9,301
Amortization and impairment of content licenses	—	11,395	—

Total operating expenses	12,737	43,823	38,289

Operating loss	(5,347)	(43,823)	(38,289)
Interest income, net	733	1,244	3,606
Gain on investment	571	—	—
Other expense	—	—	(1,266)

Net loss	$(4,043)	$(42,579)	$(35,949)

Net loss per share:
Basic and diluted	$(0.05)	$(0.51)	$(0.83)

Weighted average common shares outstanding:
Basic and diluted	82,285	83,578	43,248

The accompanying notes are an integral part of these consolidated financial statements.

VIALTA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Redeemable
	Convertible		Common Stock					Accumulated	Total
	Preferred Stock		(See Note 8)		Additional Paid in	Treasury	Accumulated	Other Comprehensive	Stockholders’ Equity	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	(Deficit)	Loss
Balance at December 31, 2000	91,000	$142,600	6,231	$6	$1,629	$—	$(24,138)	$—	$(22,503)
Exercise of stock options before recapitalization	—	—	61	—	16	—	—	—	16
Conversion of preferred stock to common stock A	(60,000)	(62,000)	60,000	60	61,940	—	—	—	62,000
Conversion of preferred stock to common stock B	(31,000)	(80,600)	34,100	34	80,566	—	—	—	80,600
Conversion of common stock to common stock B	—	—	589	1	(1)	—	—	—	—
Shares transferred by ESS Technology, Inc. at spin-off	—	—	(612)	—	—	—	—	—	—
Return of common stock reserved for issuance upon exercise of stapled options	—	—	(9,840)	(10)	10	—	—	—	—
Exercise of stapled stock options	—	—	1,312	1	(1)	—	—	—	—
Exercise of stock options	—	—	20	—	5	—	—	—	5
Repurchase of common stock	—	—	(6,236)	—	—	(4,046)	—	—	(4,046)
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(35,949)	—	(35,949)	$(35,949)
Unrealized gains on available-for-sale investments	—	—	—	—	—	—	—	156	156	156

Total comprehensive loss										$(35,793)

Balance at December 31, 2001	—	—	85,625	92	144,164	(4,046)	(60,087)	156	80,279
Shares transferred to ESS Technology, Inc	—	—	612	—	—	—	—	—	—
Exercise of stapled stock options	—	—	1,419	1	(1)	—	—	—	—
Exercise of stock options	—	—	69	1	19	—	—	—	20
Repurchase of common stock	—	—	(4,969)	—	—	(5,117)	—	—	(5,117)
Income tax benefit on disqualified disposition of stock options	—	—	—	—	(77)	—	—	—	(77)
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(42,579)	—	(42,579)	$(42,579)
Unrealized losses on available-for-sale investments	—	—	—	—	—	—	—	(148)	(148)	(148)

Total comprehensive loss										$(42,727)

Balance at December 31, 2002	—	—	82,756	94	144,105	(9,163)	(102,666)	8	32,378
Exercise of stapled stock options	—	—	701	—	—	—	—	—	—
Exercise of stock options	—	—	40	1	9	—	—	—	10
Repurchase of common stock	—	—	(759)	—	—	(295)	—	—	(295)
Components of comprehensive loss:					—
Net loss	—	—	—	—	—	—	(4,043)	—	(4,043)	$(4,043)
Unrealized gains on available-for-sale investments	—	—	—	—	—	—	—	3	3	3

Total comprehensive loss										$(4,040)

Balance at December 31, 2003	—	$—	82,738	$95	$144,114	$(9,458)	$(106,709)	$11	$28,053

The accompanying notes are an integral part of these consolidated financial statements.

VIALTA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(4,043)	$(42,579)	$(35,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,638	6,036	5,834
Amortization and impairment of content license fees	—	11,395	—
Write-down of investments	—	—	1,083
Changes in assets and liabilities:
Accounts receivables, net	(2,579)	(1,362)	—
Related party receivables/payables, net	248	97	646
Inventories	(2,362)	(2,834)	2,057
Prepaid expense and other assets	540	1,672	1,335
Restricted cash deposit	(2,226)	—	—
Deferred profit	767	3,115	115
Accounts payable and accrued liabilities	97	1,137	(122)

Net cash flows used in operating activities	(7,920)	(23,323)	(25,001)

Cash flows from investing activities:
Purchase of short-term investments	(21,440)	(32,277)	(18,088)
Proceeds from sales of short-term investments	21,729	30,897	33,650
Purchase of content licenses	—	(10,053)	(1,342)
Acquisition of property and equipment	(191)	(170)	(2,686)

Net cash flows provided by (used in) investing activities:	98	(11,603)	11,534

Cash flows from financing activities:
Proceeds from (repayment) of notes payable to related party	—	—	(30,000)
Issuance of common stock	10	20	21
Repurchase of common stock	(295)	(5,117)	(4,046)

Net cash flows used in financing activities:	(285)	(5,097)	(34,025)

Net increase (decrease) in cash and cash equivalents	(8,107)	(40,023)	(47,492)
Cash and cash equivalents, beginning of the period	21,863	61,886	109,378

Cash and cash equivalents, end of the period	$13,756	$21,863	$61,886

Supplemental disclosure of cash flow information:
Unrealized gains (losses) on available-for-sale investments	$3	$(148)	$156

Cash paid for interest	$—	$—	$194

The accompanying notes are an integral part of these financial statements.

VIALTA, INC.

Notes To Consolidated Financial Statements

Note 1 — The Company

     We develop, design and market consumer electronics products designed to maximize the advantages of digital technology in a convenient and easy-to-use manner. Our primary products are the Beamer personal videophone line and the VistaFrame digital picture frame. Our Beamer videophone products add color video to phone calls, enabling users to see the person they are calling. Since both parties to a video call must have a Beamer videophone product (or compatible videophone), our videophone products are primarily sold in pairs and are all compatible with each other. Our Beamer videophone products work with any home phone over any standard (analog) home phone line, at no additional cost to a regular phone call. Our Beamer videophone products include models that are standalone (such as our first videophone product known as Beamer) or connect through most televisions (the Beamer TV), and may include the ability to send and receive digital pictures (the Beamer FX), depending on the model. Beamer began nationwide retail distribution during the third quarter of 2002. Beamer videophone products are carried by such retailers as Best Buy, Fry’s Electronics, The Good Guys, The Sharper Image and Cinmar (The Frontgate Catalog).

     Our latest product, VistaFrame, is a digital picture frame that allows users to display photographs directly from a digital camera memory card or from VistaFrame’s internal memory. VistaFrame is compatible with most standard card formats and does not require a camera or computer connection, special wiring or web based services to display digital photographs. With VistaFrame, consumers can view digital pictures individually or in a custom slideshow format with the user selecting the pictures, the display sequence, display interval and the transition effect. VistaFrame is currently available at retailers such as The Sharper Image, The Good Guys and Cinmar.

     Since our inception, we have incurred substantial losses and negative cash flows from operations. We expect operating losses and negative cash flows from operations to continue for the foreseeable future and anticipate that losses may increase from current levels because of additional costs and expenses related to sales and marketing activities, continued expansion of operations, expansion of product offerings and development of relationships with other businesses. We believe that we have sufficient cash and cash equivalents, restricted cash and investments to fund our operations through December 31, 2004. However, in the longer term, failure to generate sufficient revenues, raise additional capital or reduce spending could have a material adverse effect on our ability to continue to operate our business.

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

Principles of Consolidation

     The consolidated financial statements include the accounts of Vialta, Inc. and our subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

     Investments with maturity dates of 90 days or more are classified as short-term investments since we have the ability to redeem them within the year.

     Approximately $2.2 million of cash at December 31, 2003 is restricted as collateral for letters of credit to a contract manufacturer and raw materials supplier.

Fair Value of Financial Instruments

     The reported amounts of certain of our financial instruments, including cash and cash equivalents, short and long-term investments, accounts receivable, and accounts payable approximated fair value due to their short maturities.

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

Comprehensive Income (Loss)

     Comprehensive income (loss) is defined to include all changes in equity during a period from non-owner sources. For the year ended December 31, 2003, comprehensive loss approximated the net losses reported. The difference between net loss and comprehensive loss year ended December 31, 2002 was approximately $148,000, which related to unrealized losses on available-for-sale investments.

Revenue Recognition

     We generally recognize revenue on products sold to end customers upon shipment provided that we have no post-sale obligations, we can reliably estimate and accrue warranty costs and sales returns, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. For sales to international distributors and strategic partners we generally recognize revenue based on the above criteria and upon receipt of payment in full. For sales to end customers that do not meet the above criteria, revenue is deferred until such criteria are met.

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

Warranty

     We provide a limited warranty on our products for periods ranging from 90 days to 12 months from the date of sale to the end customers. We estimate warranty costs based on historical experience and accrue for estimated costs as a charge to cost of sales when revenue is recognized. The following table shows the details of the product warranty accrual, as required by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for the year ended December 31, 2003 (in thousands):

December 31,
2003
Beginning balance	$—
Accruals for warranties issued during the period	814
Settlements made during the period	(330)

Ending balance	$484

Engineering and Development

     Engineering and development costs are expensed as incurred.

Advertising Costs

     Advertising production costs are expensed as incurred. Total advertising and promotional expenses were approximately $2.3 million and $430,000 for the years ended December 31, 2003 and 2002, respectively, and were not material for the year ended December 31, 2001.

Income Taxes

     We account for income taxes under the asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of timing differences between the carrying amounts and the tax bases of assets and liabilities.

Foreign Currency Translation

     The functional currencies of our foreign subsidiaries are the local currencies. Accordingly, all assets and liabilities of the foreign operations are translated to U.S. dollars at current period end exchange rates, and revenues and expenses are translated to U.S. dollars using average exchange rates in effect during the period. Currency transaction and translation gains and losses have not been significant.

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

	Years Ended December 31,
	2003	2002	2001
Net loss, as reported	$(4,043)	$(42,579)	$(35,949)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,738)	(3,208)	(6,335)

Pro forma net loss	$(5,781)	$(45,787)	$(42,284)

Net loss per share — basic and diluted:
As reported	$(0.05)	$(0.51)	$(0.83)
Pro forma	$(0.07)	$(0.55)	$(0.98)

Reclassification

     We have reclassified certain prior years’ information to conform to the current financial statement.

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

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. During December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities, to the first reporting period ending after March 15, 2004. We do not expect the adoption of FIN 46 to have a material impact upon our financial position, cash flows or results of operations.

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

Note 3 — Risks and Uncertainties

     Factors that could impact our future business, consolidated financial position, results of operations or cash flows and cause future results to differ from our expectations include the following: the ability to achieve revenues and profitability; the ability to raise additional capital; competition; pricing pressures; the dependence on a limited number of products and the need to develop new products and features; the success of our existing products and other consumer products we may develop; component supply shortages; potential conflicts with ESS Technology, Inc., our former parent; the success of current distribution and retail relationships and the ability to enter into additional distribution agreements; risks associated with the expansion of our business, including increased costs and the strain on management and other resources; the risk of product defects, system failures or interruptions; general economic, political and regulatory changes including in Asia; claims by third parties of intellectual property infringement; dependence on key management personnel and the need to attract and retain additional qualified personnel; risks associated with possible business acquisitions; regulatory changes that affect consumer electronics, telecommunications, copyrights or the internet; quarterly fluctuations in operating results; risks of class action lawsuits based on fluctuations in our stock price; seasonal trends; and risks identified in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and other filings with the Securities and Exchange Commission.

     We operate in a single business segment that is characterized by rapid technological advances, changes in customer requirements and evolving industry standards. Any failure by us to anticipate or respond to changes in demand could have a material adverse effect on our business and operating results.

     Certain of our products contain critical components supplied by a single or a limited number of third parties. We have been required to purchase and inventory certain of the components around which we design our products to ensure an available supply of products for our customers. Any significant shortage of critical components or the failure of the third party suppliers to maintain or enhance these products could materially adversely affect our results of operations.

     Currently, we rely on two third party manufacturers for the manufacture of our products. Reliance on third-party manufacturers involves a number of risks, including the lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. If our third party manufacturers cannot or will not manufacture our products in required volumes, on a cost-effective basis, in a timely manner, or at all, we will have to secure additional manufacturing capacity. Even if the additional capacity is available at commercially acceptable terms, the qualification process could be lengthy and could cause interruptions in product shipments.

     Three customers comprise 62% of our gross accounts receivable balance of $4.0 million at December 31, 2003. These customers represented between 11%, 17% and 34% of total accounts receivable.

Note 4 — Revenue Recognition

Beamer Products

     Revenue for the year ended December 31, 2003 was $10.3 million. There was no revenue for the year ended December 31, 2002. Included in net revenue for 2003 was approximately $7.1 million in domestic sales and approximately $3.2 million from international sales. In addition to revenue generated from our first videophone product, Beamer, we also recorded domestic net revenue during the fourth quarter of 2003 from sales activity related to our new products BeamerTV and VistaFrame. During the first quarter of 2003, we began to recognize revenue on sales of Beamer, net of estimated warranty claims and returns. We began nationwide distribution of Beamer during the third quarter of 2002 and experienced more significant shipments during the fourth quarter of 2002. For most of these shipments, the standard warranty period had not been completed as of December 31, 2002. Due to a limited history of warranty and sales returns for Beamer, we did not recognize revenue for sales through December 31, 2002. As a result, revenue for the year ended December 31, 2003, includes the recognition of deferred revenue of approximately $3.2 million related to shipments of Beamer, which were made during the third and fourth quarters of 2002.

Note 5 — Content Licenses

     During 2002 and 2001,we entered into licensing agreements with various entertainment content providers in connection with ViMagazine, a proprietary, encrypted, magazine-style DVD-format disk, which was designed to contain a wide variety of entertainment that could be used exclusively with ViDVD products. Starting in January 2002, we amortized prepaid content licenses based on the greater of the royalty amounts due or amortization on a straight-line basis over an estimated life of three years. In December 2002 we concluded that content licenses had suffered a permanent decline in value, as a result of our decision not to market ViMagazine, and the remaining unamortized balance was written down to zero. The total amortization and impairment charge on content licenses recognized by us during the year ended December 31, 2002 was $11.4 million.

Note 6 — Inventories

     The following table summarizes the activity in inventories and reserves for the year ended December 31, 2003 (in thousands):

	Gross	Reserve	Net
As of December 31, 2001	$—	$—	$—
Purchase of inventories	13,255	(10,421)	2,834
Shipments, net	(1,816)	1,816	—
ViDVD parts transferred to Beamer inventory	835	(835)
Use or disposal of inventories	(408)	408	—

As of December 31, 2002	11,866	(9,032)	2,834

Purchase of inventories	5,369	—	5,369
Shipments, net	(7,361)	4,603	(2,758)
Use or disposal of inventories	(542)	293	(249)

As of December 31, 2003	$9,332	$(4,136)	$5,196

Raw material	$5,825	$(1,999)	$3,826
Finished goods	3,507	(2,137)	1,370

	$9,332	$(4,136)	$5,196

     Because a significant portion of our inventory expenditures for raw materials and finished goods for our Beamer videophone products were expensed in prior periods, the cost of goods sold related to revenue recognized during the year ended December 31, 2003 was lower than what would have been recorded had such inventory costs not been previously reserved. If we had not previously expensed inventory costs, our cost of goods sold for the year ended December 31, 2003 would have been approximately $7.8 million.

     Inventories related to ViDVD products were fully reserved at December 31, 2002 as we did not have significant sales or gain market acceptance for these products. These inventories and related reserves were written off during the second quarter of 2003.

Note 7 — Other Balance Sheet Components (in thousands):

	December 31,	December 31,
	2003	2002
Cash and cash equivalents
Cash and money market funds, at cost which approximates fair value	$13,756	$21,863

Restricted cash
Cash restricted under letters of credit	$2,226	$—

Short-term investments
US Government debt securities	$3,480	$1,509
Corporate debt securities	7,072	9,329

	10,552	10,838
Due after one year	1,974	—

Due within one year	$8,578	$10,838

Accounts receivable, net
Accounts receivable	$4,004	$1,392
Less: Allowance for doubtful accounts	(63)	(30)

	$3,941	$1,362

	December 31,	December 31,
	2003	2002
Prepaid expenses and other
Prepaid inventory	$—	$429
Prepaid insurance	308	466
Other current assets	421	358

	$729	$1,253

Property and equipment, net
Machinery and equipment	$5,918	$7,155
Furniture and fixtures	561	569
Software and web site development cost	5,323	5,173

	11,802	12,897
Less: Accumulated depreciation	(11,117)	(10,765)

	$685	$2,132

Accrued liabilities and other
Accrued compensation costs	$1,241	$1,613
Customer deposits	764	893
Product return/warranty liability	484	—
Accrued facility charges, related party	281	33
Accrued facility charges, non-related party	—	402
Other current liabilities	379	647

	$3,149	$3,588

Deferred profit
Deferred revenue	$5,198	$3,230
Deferred costs	(1,201)	—

Deferred profit	$3,997	$3,230

Note 8 — Spin-Off and Recapitalization of Equity

     Prior to August 21, 2001, we were a subsidiary of ESS Technology, Inc. (“ESS”). On July 24, 2001, we were re-capitalized, pursuant to which we separated our common stock into Class A common stock with 3.8 votes per share and Class B common stock with one vote per share. Upon exchange of 5,892,000 shares of common stock for Class B common stock, we issued 589,000 additional shares of Class B common stock to non-ESS common stockholders. Except for the voting power, Class A and Class B stockholders had the same rights. We authorized 30,000,000 shares of preferred stock and 400,000,000 shares of common stock, 100,000,000 shares of which are designated Class A common stock, 50,000,000 of which are designated Class B common stock and 250,000,000 of which are designated non-classified common stock.

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

     As part of the spin-off transaction, ESS returned approximately 9,840,000 shares of Class A common stock to us at no cost. These shares are reserved by us for issuance upon exercise of stapled options that were granted by us to ESS optionees as part of the spin-off transaction. In accordance with FIN No. 44, no compensation expense has been or will be recorded in conjunction with these stock option grants.

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

     In July 2002, each share of our outstanding Class A and Class B common stock converted into a single class of common stock in accordance with the provisions of our Articles of Incorporation. As a result of the above conversion, approximately 53,141,000 shares, including 10,169,000 of shares held by us as treasury stock, of issued Class A common stock and approximately 40,580,000 shares of issued Class B common stock were converted into approximately 93,721,000 shares of the non-classified common stock. Holders of the non-classified common stock are entitled to one vote per share on all matters.

     In November 2002, we returned approximately 612,000 shares to ESS at no cost. These shares were originally returned by ESS to us as part of spin-off transaction in August 2001.

Note 9 — Related Party Transactions

     The following is a summary of major transactions between us and ESS Technology, Inc., which was our parent company prior to August 2001, for the periods presented (in thousands):

	Year Ended December 31,
	2003	2002	2001
Net receivables (payables) at beginning of period	$(33)	$64	$650
Charges by Vialta to ESS:
Administrative & management service fees	—	223	98
Other	4	77	74
Charges by ESS to Vialta:
Research and development service fees	—	—	(1,895)
Administrative & management service fees	(73)	(201)	(3,140)
Purchase of products	(412)	(1,403)	(1,127)
Building lease	(1,182)	(1,852)	(640)
Cash receipts from ESS	(4)	(424)	(700)
Cash payments made to ESS	1,419	3,483	6,744

Net receivables (payables) at end of period	$(281)	$(33)	$64

Note 10 — Net Income (Loss) Per Share

     Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the periods (in thousands, except per share amounts).

	Years Ended December 31,
	2003	2002	2001
Net loss	$(4,043)	$(42,579)	$(35,949)
Basic and diluted weighted average common shares outstanding	82,285	83,578	43,248
Basic and diluted net loss per share	$(0.05)	$(0.51)	$(0.83)

     The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Years Ended December 31,
	2003	2002	2001
Effect of common stock equivalents:
Options outstanding	12,149	11,255	13,107
Preferred stock outstanding	—	—	91,000

Total common stock equivalents excluded	12,149	11,255	104,107

     The dilutive net loss per share calculation excludes the effect of the preferred stock outstanding through July 24, 2001, the date of the re-capitalization. Subsequent to this date, these stocks were included within the weighted basic shares outstanding calculation.

Note 11 — Common Stock and Stock Options

Common Stock Repurchases

     In September 2001, our Board of Directors authorized us to repurchase up to 10 million shares of our common stock in the open market. During fiscal 2001, we repurchased a total of 6,236,000 shares of common stock for an aggregate cost of $4.0 million.

     In June 2002, the Board of Directors authorized an additional 10 million shares for repurchase. During fiscal 2002, we repurchased a total of 4,969,000 shares of common stock for an aggregate cost of $5.1 million. During fiscal 2003, we repurchased approximately 759,000 shares of common stock for an aggregate cost of approximately $295,000.

1999 Stock Incentive Plan

     In August 1999, we adopted the 1999 stock incentive plan. Under the 1999 Plan, our incentive stock options may be granted to our employees, directors, non-employee directors and consultants. The aggregate number of shares reserved for awards under the 1999 Plan shall not exceed 10,000,000 shares. The exercise price of the 1999 Plan shall not be less than 100% of the fair market value (110% for 10 percent shareholders); the exercise price of a non-incentive stock option shall not be less than 85% of the fair market value (110% for 10 percent shareholders). Options shall generally vest over a four-year period.

2000 Directors Stock Option Plan

     In February 2000, we adopted the 2000 Directors Stock Option Plan. Under the 2000 Director Plan, our nonqualified stock options may be granted to nonemployee members of the board of directors. The aggregate number of shares reserved for issuance is 300,000 shares subject to adjustment as provided in this 2000 Director Plan. Each nonemployee director will automatically be granted an option for 32,000 shares. The exercise price of the option shall be the fair market value at the time the option is granted. Options shall generally vest over a four-year period.

     On June 17, 2003 our shareholders approved the Amended and Restated 2000 Directors Stock Option plan, which increased the maximum number of shares under the plan from 300,000 shares to 600,000 shares, decreased the initial grant of options from 32,000 shares to 20,000 shares, and increased each annual grant to nonemployee directors from 8,000 shares to 20,000 shares.

2001 Non-Statutory Stock Option Plan

     In August 2001, we adopted the 2001 non-statutory option plan. Under the 2001 Plan, our non-statutory stock options may be granted to our employees, directors, non-employee directors and consultants. The aggregate number of shares reserved for awards under the 2001 Plan shall not exceed 10,000,000 shares. The exercise price of a non-statutory stock option shall not be less than 85% of the fair market value (110% for 10 percent shareholders). Options shall generally vest over a four-year period.

     A summary of the activities in the 1999 Plan, the 2000 Director Plan and the 2001 Plan is as follows:

		Options Outstanding
			Weighted
	Available	Numbers	Average
	for	of	Exercise
	Grant	Options	Price
Balance at December 31, 2000	8,133,300	2,156,200	0.87
Adoption of the 2001 Plan	10,000,000	—	—
Granted	(13,640,137)	13,640,137	0.25
Cancelled	1,296,832	(1,296,832)	1.22
Exercised	—	(1,392,899)	0.02

Balance at December 31, 2001	5,789,995	13,106,606	0.29
Granted	(913,957)	913,957	0.85
Cancelled	1,277,205	(1,277,205)	0.79
Exercised	—	(1,488,670)	0.01

Balance at December 31, 2002	6,153,243	11,254,688	0.31

Granted	(2,510,595)	2,510,595	0.35
Cancelled	875,842	(875,842)	0.71
Exercised	—	(740,697)	0.02

Balance at December 31, 2003	4,518,490	12,148,744	0.31

     The options outstanding and currently exercisable at December 31, 2003 are detailed as follows:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.00	5,382,944	4.61	$—	4,003,662	$—
$0.25 — $0.42	4,810,800	8.06	0.35	1,440,279	0.37
$0.47 — $1.62	1,850,000	8.06	1.00	945,364	1.14
$1.95	40,000	6.13	1.95	38,333	1.95
$2.01	65,000	5.14	2.01	54,125	2.01

	12,148,744	6.51	$0.31	6,481,763	$0.28

     The options with a $0.00 exercise price represent stapled options (see Note 8)

     The weighted average fair value of options granted in fiscal years 2003, 2002 and 2001 was $0.27, $0.59 and $0.90, respectively. Options exercisable were 6,481,763, 4,470,834 and 2,301,642 as of December 31, 2003, 2002 and 2001, respectively.

Fair Value Disclosures

     The fair value of each employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2003	2002	2001
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.29%	3.50%	4.45%
Expected volatility	99%	96%	90%
Expected life (in years)	4	4	4

     For the fiscal year ended December 31, 2001, we calculated all option grants previous to August 21, 2001 using a 0% volatility and a 90% volatility thereafter, in order to give effect to the spin-off transaction.

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Note 12 — Income Taxes

     There was no federal or state income tax provision in 2003, 2002 and 2001 because our operations resulted in pre-tax losses.

     A reconciliation between the benefit from (provision for) income taxes computed at the federal statutory rate of 35% for the years ended December 31, 2003, 2002 and 2001 and the benefit from (provision for) income taxes is as follows (amounts in thousands):

	December 31,
	2003	2002	2001
Benefit from income taxes at statutory rate	$1,415	$14,903	$12,582
State income taxes net of federal tax benefit	232	1,971	1,664
Other	636	359	—
Tax losses not benefited	(2,283)	(17,233)	(14,246)

Benefit from income taxes	$—	$—	$—

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those used for federal and state income tax purposes. Significant components of deferred tax assets for federal and state income taxes are as follows (amounts in thousands):

	December 31,
	2003	2002
Net operating loss carryforwards	$31,161	$26,068
Depreciation and amortization	3,519	7,663
Accruals and reserves	3,806	7,456
Federal and state credits carryforward	1,232	1,801
Other	3,209	(58)

Gross deferred tax assets	42,927	42,930
Valuation allowance	(42,927)	(42,930)

Net deferred tax assets	$—	$—

     At December 31, 2003, we had approximately $83.5 million and $ 33.8 million of federal and state net operating loss carryforward, respectively. These losses will begin expiring in 2020 and 2007, respectively. We also had approximately $728,000 of federal and $336,000 of state research and development tax credits available to offset future tax. The federal credits begin to expire in 2020 for federal purposes if not utilized.

Note 13 — Employee Benefit Plans

     In August 2001, the Vialta, Inc. 401(k) Plan was adopted. Under the terms of the 401(k) plan, eligible employees may elect to contribute a portion of their compensation as salary deferral contributions to the 401(k) plan, subject to certain statutorily prescribed limits. The 401(k) plan also permits, but does not require, us to make discretionary matching contributions and discretionary profit-sharing contributions. As a tax-qualified plan, contributions to the 401(k) plan are generally deductible by us when made, and are not taxable to participants until distributed from the 401(k) plan. Under the 401(k) plan, participants may direct the trustees to invest their accounts in selected investment options. We did not make any matching contributions or discretionary profit-sharing contributions in the years ended December 31, 2003, 2002 and 2001.

Note 14 — Segment and Geographic Information

     We have operated as one segment since our inception on April 20, 1999 through December 31, 2003. Therefore, results of operations are reported on a consolidated basis for purposes of segment reporting. As of December 31, 2003, 2002 and 2001, long-lived assets held outside the United States of America were not material.

     Consolidated net revenue for the year ended December 31, 2003 was $10.3 million, consisting of domestic net revenue of $7.1 million and international net revenue of $3.2 million.

Note 15 — Commitments

     In January 2000, we entered into a three-year non-cancelable lease agreement for our headquarters with ESS. In July 2003, we amended the lease. The terms of the amendment include a 60% reduction in the amount of square footage leased, a reduction in the monthly rent to current market rates and an extension of the term from December 31, 2003 to June 30, 2005. Under the terms of this and other leases, with various expiration dates through 2006, our future minimum rental payments as of December 31, 2003 are as follows: $529,000, $320,000 and $126,000 for the years 2004, 2005, and 2006 respectively.

     Apart from operations leases disclosed above, we do not have any off-balance sheet arrangements.

     Rent expense was approximately $1.4, $2.3 million and, $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 16 — Legal Matters

     From time to time, we are involved in litigation in the normal course of business. The outcome of matters to date will not have material adverse impact on our consolidated financial position, results of operations or cash flows.

Selected Quarterly Operation Results (unaudited):

     The following table presents unaudited quarterly financial information for each of our last eight quarters. This information has been derived from our unaudited financial statements and has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Form 10-K. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the quarterly results (in thousands, except per share amounts).

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
Revenue	$3,843	$2,520	$1,284	$2,684
Cost of goods sold	863	570	517	991

Gross profit	2,980	1,950	767	1,693

Operating expenses:
Product costs	—	—	—	—
Engineering and development	968	621	480	488
Sales and marketing	442	641	547	2,797
General and administrative	1,730	1,974	1,091	958

Total operating expenses	3,140	3,236	2,118	4,243

Operating loss	(160)	(1,286)	(1,351)	(2,550)
Interest income, net	188	178	168	199
Gain on investment	—	—	—	571

Net income (loss)	$28	$(1,108)	$(1,183)	$(1,780)

Net income (loss) per share attributable to common shares — basic & diluted	$0.0	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding	82,238	82,151	82,227	82,523

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002
Revenue	$—	$—	$—	$—
Cost of goods sold	—	—	—	—

Gross margin	—	—	—	—

Operating expenses:
Product costs	—	1,137	9,284	—
Research and development	4,223	3,992	2,928	2,121
Sales and marketing	614	732	777	977
General and administrative	1,812	1,427	1,216	1,188
Amortization and impairment of content licenses	253	947	948	9,247

Total operating expenses	6,902	8,235	15,153	13,533

Operating loss	(6,902)	(8,235)	(15,153)	(13,533)
Interest income, net	363	372	330	179
Other income (expenses)	—	(1)	—	1

Net income (loss)	$(6,539)	$(7,864)	$(14,823)	$(13,353)

Net income (loss) per share attributable to common shares — basic & diluted	$(0.08)	$(0.09)	$(0.18)	$(0.16)

Weighted average common shares outstanding	85,240	83,752	82,908	83,246

Item 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A: Controls and Procedures

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

PART III

     Certain information required by Part III is omitted from this Report since we plan to file with the Securities and Exchange Commission the definitive proxy statement for our 2004 Annual Meeting of Shareholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

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

     The following table summarizes information with respect to options under our equity compensation plans at December 31, 2003:

	Number of	Weighted Average	Number of Securities
	Securities to be	Exercise Price of	Remaining Available for
	Issued Upon Exercise	Outstanding	Future Issuance Under
	of Outstanding	Options,	Equity Compensation
	Options, Warrants	Warrants	Plans (Excluding Securities
	and Rights (1)	and Rights	Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,148,744	$0.31	4,518,490
Equity compensation plans not approved by security holders	—	—	—

	12,148,744	$0.31	4,518,490

(1)	Includes only options outstanding under our stock option plans, as no stock warrants or rights were outstanding as of December 31, 2003.

Item 13: Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference in our Proxy Statement, which we will file with the Commission not later than 120 days after our fiscal year-end.

Item 14: Principle Accountant Fees and Services

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

     (b) Reports on Form 8-K.

     We did not file any Reports on Form 8-K during the fourth quarter of 2003.

     With the exception of the information incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Shareholders in Items 10, 11, 12 and 13 of Part III, the Proxy Statement is not deemed to be filed as part of this Report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIALTA, INC.

By:	/s/ DIDIER PIETRI

Didier Pietri
President and Chief Executive Officer

Date: March 26, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DIDIER PIETRI Didier Pietri	President and Chief Executive Officer (principal executive officer)	March 26, 2004
/s/ WILLIAM M. SCHARNINGHAUSEN William M. Scharninghausen	Chief Financial Officer (principal financial officer)	March 26, 2004
/s/ FRED S.L. CHAN Fred S.L. Chan	Chairman of the Board	March 26, 2004
/s/ GEORGE M. CAIN George M. Cain	Director	March 26, 2004
/s/ HERBERT CHANG Herbert Chang	Director	March 26, 2004
/s/ MICHAEL S. DUBESTER Michael S. Dubester	Director	March 26, 2004
/s/ MATTHEW K. FONG Matthew K. Fong	Director	March 26, 2004

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
2.1	Form of Master Distribution Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.1 to Form 10 File No. 000-32809)

2.2	Form of Master Technology Ownership and License Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.2 to Form 10 File No. 000-32809)

2.3	Form of Employee Matters Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.3 to Form 10 File No. 000-32809)

2.4	Form of Tax Sharing and Indemnity Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.4 to Form 10 File No. 000-32809)

2.5	Form of Real Estate Matters Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.5 to Form 10 File No. 000-32809)

2.6	Form of Master Confidential Disclosure Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.6 to Form 10 File No. 000-32809)

2.7	Form of Master Transitional Services Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.7 to Form 10 File No. 000-32809)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit No. 4.1 to Form S-8 File No. 333-65752)

3.2	Amended and Restated Bylaws of the Registrant (Exhibit No. 4.2 to Form S-8 File No. 333-65752)

4.1	Form of Class A Common Stock Certificate of the Registrant (Exhibit No. 4.1 to Form 10 File No. 000-32809)

4.2	Form of Class B Common Stock Certificate of the Registrant (Exhibit No. 4.2 to Form 10 File No. 000-32809)

10.1	1999 Stock Incentive Plan (Exhibit No. 10.1 to Form 10 File No. 000-32809) *

10.2	2000 Directors Stock Option Plan, as amended and restated (filed herewith) *

10.3	2001 Nonstatutory Stock Option Plan, as amended on August 1, 2001 (Exhibit No. 10.3 to Form 10 File No. 000-32809) *

10.4	2001 Employee Stock Purchase Plan (Exhibit No. 10.4 to Form 10 File No. 000-32809) *

10.5	Lease Agreement between the Registrant and ESS Technology, Inc. for the premises located at 48461 Fremont Boulevard, Fremont, California (Exhibit No. 10.5 to Form 10 File No. 000-32809)

10.6	Purchase Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 10.6 to Form 10 File No. 000-32809)

10.7	DVD Manufacturing License Agreement between the Registrant and Macrovision Corporation (Exhibit No. 10.7 to Form 10 File No. 000-32809)

10.8	Offer Letter Agreement between the Registrant and Charles Root (Exhibit No.

Exhibit
Number	Description of Exhibit
10.8 to Form 10 File No. 000-32809) *

10.9	Lease Agreement between the Registrant and 235 Investments Limited for the premises located at 235 Yorkland Boulevard, Ontario, Canada (Exhibit No. 10.9 to Form 10 File No. 000-32809)

10.10	Lease Agreement between Vialta.com Hong Kong Company Limited and Upcentre Investments Limited for the premises located at 238 Nathan Road, Kowloon, Hong Kong (Exhibit No. 10.10 to Form 10 File No. 000-32809)

10.11	Trademark License Agreement between the Registrant and Digital Theater Systems, Inc. (Exhibit No. 10.11 to Form 10 File No. 000-32809)

10.12	Software License Agreement between the Registrant and EnReach Technology, Inc. (Exhibit No. 10.12 to Form 10 File No. 000-32809)

10.13	Offer Letter Agreement between the Registrant and Didier Pietri (Exhibit No. 10.13 to Form 10 File No. 000-32809) *

10.14	Offer Letter Agreement between the Registrant and Steve Charng (Exhibit No. 10.5 to Form 10 File No. 000-32809)

10.15	Offer Letter Agreement between the Registrant and Michael Wang (Exhibit No. 10.9 to Form 10 File No. 000-32809)

21.1	Subsidiaries of the Registrant (Exhibit No. 21.1 to Form 10 File No. 000-32809)

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan.