Form 10-K/A
period 2003-12-31
VIALTA INC
filed 2004-05-04
CIK 1141363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003.

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendments to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2).     Yes ☐     No ☑

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2003 (based on the average bid and ask price on the OTC Bulletin Board as of such date) was approximately $16,500,000.

      The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, on March 5, 2004 was 82,841,468 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      None

EXPLANATORY NOTE

      Vialta, Inc. (the “Company,” “Vialta,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/ A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. We will not file our proxy statement within 120 days of our fiscal year ended December 31, 2003, and are, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Securities and Exchange Act of 1934, as amended, we are including with this Amendment certain currently dated certifications. Except as described above, no other amendments are being made to the Report. This Form 10-K/ A does not reflect events occurring after the March 26, 2004 filing of our Report, modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

VIALTA, INC.

PART III

Item 10.	Directors and Executive Officers of the Registrant

DIRECTORS

      Our current directors were elected at the 2003 annual meeting of shareholders to serve as directors until the 2004 annual meeting of shareholders, until their respective successors have been elected and qualified or until such directors’ earlier resignation or removal. The information of members of the Board of Directors as of March 31, 2004 is set forth below:

			Director
Name	Age	Position(s) with Vialta	Since

Fred S.L. Chan	57	Chairman of the Board	1999
Didier Pietri	41	President, Chief Executive Officer and Director	2001
George M. Cain	59	Director	2003
Herbert Chang	41	Director	1999
Michael S. Dubester	56	Director	2003
Matthew K. Fong	50	Director	1999

      Except as set forth below, each of the directors has been engaged in the principal occupation set forth next to his name above during the past five years. There are no family relationships among any of the directors or executive officers of the Company.

      Fred S. L. Chan has served as the Company’s Chairman of the Board of Directors since the Company’s inception in 1999. He also served as the Company’s President from its inception through April 2001 and as Chief Executive Officer from its inception through August 2001. Prior to joining the Company, Mr. Chan founded and held various executive positions at ESS Technology, Inc., a designer, developer and marketer of highly integrated digital system processor chips, since 1986, as well as being Chairman of the Board, in which capacity he still serves.

      Didier Pietri has been a member of Vialta’s board of directors since September 2001. Mr. Pietri joined the Company in April 2001 as its President and in August 2001 also became its Chief Executive Officer. Prior to joining Vialta, Mr. Pietri served as President and Chief Executive Officer of TVA/Motion International, a global entertainment production and distribution company from August 1999 to March 2001. From June 1995 to July 1999, Mr. Pietri was Senior Vice President of the ABC Television Network Group, as well as President of ABC Pictures, a division of The Walt Disney Company.

      George M. Cain has been a member of Vialta’s board of directors since February 2003. Mr. Cain is the founder and President of C3 Media & Marketing Group, LLC, a media marketing consulting company. He has held that position since 1996. Mr. Cain is also the founder and CEO of Strategic Media & Marketing Group, LLC, a marketing and sales company which has assisted a German enterprise software company with the introduction of its products in North America. He has held that position since 2001.

      Herbert Chang has been a member of Vialta’s board of directors since November 1999. Mr. Chang is the President of InveStar Capital, Inc., a venture capital firm. He has held that position since August 1996. In addition, Mr. Chang is the managing member of Forefront Associates, LLC, which is the general partner of Forefront Venture Partners, L.P., a position he has held since February 1998. Mr. Chang currently serves as a director of Marvell Technology Group Ltd. and Oplink Communications, Inc.

      Michael S. Dubester has been a member of Vialta’s board of directors since February 2003. Mr. Dubester is the Senior Vice President of Business Development of Vulcan Sports Media, Inc., a U.S. sports media company whose principal business is The Sporting News. He has held that position since 2000. Prior to that, Mr. Dubester served as the President of Times Mirror Interzines, the online network of Internet sites affiliated with Times Mirror Magazine titles, the previous owner of The Sporting News, from 1998 until 2000. He was the founder and President of The Sporting News Online, from 1996 until 1998.

      Matthew K. Fong has been a member of Vialta’s board of directors since April 1999. Mr. Fong was employed by the Company from September 2001 through January 31, 2003, as an Advisor to the Chairman of the Board. In addition, since February 1999, Mr. Fong has been an attorney with the law firm of Sheppard, Mullin, Richter & Hampton, LLP and the Chief Executive Officer of Strategic Advisory Group, a financial and high technology consulting group that he founded. Prior to that, Mr. Fong served as California State Treasurer from January 1995 to January 1999.

Board of Directors’ Meetings and Committees

      The Board of Directors met four times during fiscal year 2003. The Board of Directors, during 2003, had an Audit Committee and a Compensation Committee, but did not have a Nominating Committee or any other standing committees. Nominations to the Board of Directors are handled as discussed below. Each incumbent director attended at least 75% of the meetings of the Board and meetings of the Committees of the Board on which he served during the fiscal year 2003. The Company invites Board members to attend annual meetings of the stockholders. Didier Pietri attended the last annual meeting of stockholders.

      Audit Committee. The Audit Committee is currently comprised of three members: Matthew Fong (Chairman), Michael Dubester and Herbert Chang. Mr. Dubester was elected to the Audit Committee on May 1, 2003. Mr. Chang was elected to the Audit Committee on April 23, 2002. Currently, Mr. Chang and Mr. Dubester are both independent as defined by the listing standard of NASDAQ as now in effect. Prior to January 31, 2003, Mr. Fong was employed by the Company as the Advisor to the Chairman so is not independent under such standard. During 2003, the Board did not designate any member as a financial expert within the meaning of applicable regulatory standards, but believes that each member has the appropriate experience and ability to perform their duties as Audit Committee members.

      The Audit Committee pre-approves the performance of audit and non-audit services by the Company’s accountants and reviews the Company’s internal control systems, financial reporting procedures, the general scope of the Company’s annual audit, the fees charged by the independent accountants, and the fairness of any proposed transaction between any officer, director or other affiliate of the Company and the Company. With respect to the foregoing, the Audit Committee makes recommendations to the full Board and performs such further functions as may be required or delegated to the Committee by the Board of Directors. The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is attached to the Proxy Statement filed by the Company on April 30, 2002. During fiscal year 2003, the Audit Committee of the Board held four meetings independent of the entire Board of Directors.

      Compensation Committee. The Compensation Committee is comprised of three members: Matthew Fong (Chairman), George Cain and Michael Dubester. The Compensation Committee reviews and approves compensation and benefits for the Company’s key executive officers, administers the Company’s stock purchase and equity incentive plans and makes recommendations to the Board of Directors regarding such matters. During fiscal year 2003, the Compensation Committee held two meetings independent of the entire Board of Directors.

      Nominations. The Company does not have a nominating committee. In light of the relatively small size of the Board of Directors, the Company does not believe that a separate nominating committee is currently necessary. In the interim, all current directors will take part, as necessary, in selecting any required nominees. The Board currently considers candidates for Board membership suggested by its members. A stockholder who wishes to recommend a prospective nominee for the Board should notify the Company’s Corporate Secretary in writing with whatever supporting material the stockholder considers appropriate. The Board will also consider whether to nominate any person nominated by a stockholder pursuant to the provisions of the Company’s bylaws relating to stockholder nominations.

EXECUTIVE OFFICERS

      Our current Executive Officers are Fred S.L. Chan, Didier Pietri and William Scharninghausen. Information about Mr. Scharninghausen is set forth below. Information about Messrs. Chan and Pietri is set forth above in “Directors.”

      William M. Scharninghausen, 47, has been Chief Financial Officer of the Company since October 2002. Prior to joining Vialta, he was the Chief Financial Officer of Diva Systems, Inc., a video on demand technology company, from January 1999 to September 2002. He also served as the Senior Vice President of Finance and Administration of Diva Systems, Inc. from June 1997 to September 2002. As part of Gemstar-TV Guide International, Inc.’s proposed purchase of Diva’s assets, Diva filed a Chapter 11 bankruptcy petition and pre-negotiated plan of reorganization on May 29, 2002 in the Northern District of California.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers, and persons who own more than 10% of the Company’s Common Stock to file initial reports of ownership and reports of changes in ownership. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all transactions required to be reported pursuant to Section 16(a) for the year ended December 31, 2003 were reported on a timely basis with the exception of Mr. Pietri, who filed a report in July 2003 for options granted in June 2003; Mr. Cain, who filed a form in March 2003 for options granted in February 2003; Mr. Chang, who filed a report in June 2003 for options granted in March 2003; Mr. Dubester, who filed a form in March 2003 for options granted in February 2003, and Mr. Fong, who filed a form in June 2003 for options granted in April 2003.

Code of Ethics

      Vialta has not adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. In view of Vialta’s small size and the limited number of personnel who are responsible for its operations, the Company has determined that a formal code of ethics is not currently necessary. Our Board of Directors will, however, revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management has adopted an insider trading policy and is committed to promoting honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

      The following table sets forth the compensation earned by the Named Executive Officers: (1) the Company’s Chief Executive Officer and (2) the Company’s four other most highly compensated executive officers for the fiscal year 2003.

Summary Compensation Table

						Long-Term
						Compensation

		Annual Compensation				Awards
						Securities	All Other
	Fiscal				Other Annual	Underlying	Compen-
Name and Principal Position	Year	Salary	Bonus		Compensation(1)	Options	sation(2)

Fred S.L. Chan(3)	2003	$252,762	$—		—	—	$175
Chairman of the Board	2002	248,000	—		—	—	950
of Directors	2001	248,000	—		—	—	966
Didier Pietri(4)	2003	$310,663	$150,000		—	2,000,000	$175
President and Chief	2002	300,000	175,000	(5)	—	—	950
Executive Officer	2001	188,636	—		—	2,000,000	252
William M. Scharninghausen(6)	2003	$183,729	—		—	15,000	$175
Chief Financial Officer	2002	28,038	—		—	250,000	86
	2001	—	—		—	—	—

(1)	In accordance with SEC rules, perquisites and personal benefits have been omitted because such benefits, if any, did not exceed the reporting thresholds under SEC rules.

(2)	Includes dollar value of premiums paid by the Company under the Company’s long term disability policy on behalf of the Named Executive Officers.

(3)	Mr. Chan was President of the Company from its inception through April 2001 and was its Chief Executive Officer from its inception through August 28, 2001.

(4)	Mr. Pietri joined the Company as President on April 30, 2001 and became Chief Executive Officer on August 29, 2001.

(5)	Includes $75,000 earned in 2002 that was deferred, at Mr. Pietri’s election, to 2003.

(6)	Mr. Scharninghausen joined the Company as Chief Financial Officer on October 16, 2002

Option Grants in Last Fiscal Year

	Individual Grants
					Potential Realizable Value
	Number of	Percent of			at Assumed Annual Rates of
	Securities	Total Options			Stock Price Appreciation
	Underlying	Granted to			for Option Term
	Options	Employees in	Exercise	Expiration
Name	Granted	Fiscal Year	Price	Date	5%	10%

Fred S. L. Chan	—	0%	—	—	—	—
Didier Pietri(1)	2,000,000	83%	$0.34	6/5/13	$1,230,800	$1,564,000
William M. Scharninghausen(1)	15,000	1%	0.50	7/1/13	13,575	17,250

(1)	Options vest at a rate of 25% on each of the one and two year anniversary of grant and 1/48 on each one month anniversary thereafter.

Aggregate Options Exercises in Last Fiscal Year and

Fiscal Year-End Values

      The following table sets forth certain information concerning the exercise of options by each of the Named Executive Officers during fiscal year 2003, including the aggregate amount of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2003.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money
			Options at		Options at
	Shares		Fiscal Year End		Fiscal Year-End(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Fred S. L. Chan	0	$0	515,155	1,182,225	$278,184	$363,402
Didier Pietri	0	$0	1,750,000	2,250,000	170,000	350,000
William M. Scharninghausen	0	$0	62,500	202,500	2,500	10,650

(1)	Valuation of these options is based on the closing bid price of $0.54 per share, as quoted on the over the counter bulletin board on December 31, 2003.

COMPENSATION OF DIRECTORS

      During 2003, non-employee directors of the Company received cash compensation for their services, along with reimbursement for their reasonable expenses in attending meetings of the Board of Directors or any meetings of a Committee of the Board of Directors. Commencing with the first quarter of 2003, each non-employee director received the following fees:

•	$2,000 for each Board meeting attended in person;

•	$1,000 for each Board meeting attended by telephone;

•	$8,000 per year for service on the Audit Committee or $12,000 per year for service as the Chairman of the Audit Committee, in each case payable in four quarterly installments; and

•	an annual stock grant of 20,000 shares under our 2000 Directors Stock Option Plan, as amended on April 30, 2003. Prior to its amendment, the 2000 Directors Stock Option Plan provided for an initial grant of 32,000 shares and subsequent grants of 8,000 shares each year for services as a director. All options are granted at an exercise price equal to the fair market value of a share of Common Stock on the date of grant and vest in four equal annual installments, starting on the first anniversary of the date of grant. For a more detailed description of the Directors Plan, including the amendment, see Exhibit 10.2 of the Company’s 2003 Form 10-K for the 2003 fiscal year filed with the SEC.

      Up until January 2003, Mr. Fong served as an advisor to the Chairman of the Board and received $8,025 in 2003 as compensation for advisory services provided to the Company. Subsequent to January 2003, Mr. Fong, as a non-employee director, received $20,000 for Board and committee meetings attended in 2003. Mr. Cain received $8,000; Mr. Chang received $10,000, and Mr. Dubester received $13,000 for Board and committee meetings attended in 2003.

      Directors who are employees of the Company do not receive additional compensation for their services as directors. During fiscal 2003, Mr. Chan and Mr. Pietri were the only employees who served as directors.

COMPENSATION COMMITTEE INTERLOCKS

AND INSIDER PARTICIPATION

      Fred Chan, who is the Chairman of the Company, participated in deliberations of the Company’s Board of Directors concerning executive officer compensation.

      Vialta employs Fred S.L. Chan’s brother as its Senior Director of IT and one of his sons as its Director of Product Marketing and Design. The salary and benefits provided to these individuals for fiscal 2003 was $107,194 and $91,528, respectively. Another of Mr. Chan’s sons is employed as a Marketing Coordinator and received salary and benefits during the last fiscal year that did not exceed $60,000.

      No Compensation committee interlocks existed during 2003.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

General

      The Committee acts on behalf of the Board to examine and implement the general compensation policy of the Company for all executive officers and such other employees of the Company as the Board of Directors may deem appropriate. The Committee reviews the general compensation policy applicable to the Chief Executive Officer (“CEO”) and other executive officers on an annual basis. The Committee administers the Company’s incentive and equity plans, including the 1999 Stock Incentive Plan, the 2000 Directors Stock Option Plan and the 2001 Nonstatutory Stock Option Plan.

      The Company’s policy in compensating its executive officers is intended to attract, motivate and retain these executives. Consistent with this policy, key executives are eligible to receive, in addition to their base salaries, stock option grants under the 1999 Stock Incentive Plan in amounts determined by the Board of Directors based on recommendations by the Compensation Committee. Stock options have value for these executives only if the price of the Company’s stock increases above the fair market value on the grant date and the executive remains in the Company’s employ for the period required for the shares to vest. Additional incentive compensation is also considered by the Committee based on individual performance and the achievement of short term goals.

      The base salary, incentive compensation and stock option grants of the executive officers are determined in part by the Committee reviewing data on prevailing compensation practices in technology companies with whom the Company competes for executive talent and by their evaluating such information in connection with the Company’s corporate goals. To this end, the Committee attempts to compare the compensation of the Company’s CEO and other executive officers with the compensation practices of comparable companies to determine base salary, target bonuses and target total cash compensation.

Compensation of Executive Officers

      During the fiscal year that ended on December 31, 2003, the Company’s executive compensation program was comprised of the following key components: base salary, annual bonus, and equity-based incentives.

      Base Salary. The Company sets the base salaries of its executives at levels believed to be consistent with comparably sized companies engaged in similar industries.

      Equity-Based Incentive Compensation. Stock options are an important component of the total compensation of executives. The Company believes that stock options align the interests of each executive with those of the stockholders. They also provide executives a significant, long-term interest in the Company’s success and help retain key executives in a competitive market for executive talent. The Company’s 1999 Equity Incentive Plan authorizes the Committee to grant stock options to executives. The number of shares owned by, or subject to options held by, each executive officer is periodically reviewed and additional awards are considered based upon past performance of the executive and the relative holdings of other executives in the Company. The option grants generally utilize four-year vesting periods to encourage executives to continue contributing to the Company, and they expire not later than ten years from the date of grant.

Compensation of the Chief Executive Officer

      The Company’s CEO’s compensation plans include the same elements and performance measures as the plans of the Company’s other executive officers. The Compensation Committee evaluates the performance of the Company’s CEO, sets his base compensation and determines bonuses and awards stock or option grants, if any. In May 2003 the Compensation Committee approved continuing Mr. Pietri’s basic compensation at the rate he has been paid since joining the Company in April of 2001. In addition, the Compensation Committee voted to provide a guaranteed bonus of $75,000, which was paid in November 2003. A discretionary bonus of $75,000 has not yet been paid as of the date of this proxy statement filing. The Compensation Committee also approved a stock option grant to Mr. Pietri of 2,000,000 shares of common stock to vest 25% immediately, 25% on the first anniversary of the grant and 2 1/2% each month thereafter. In determining the terms of his agreement, the Compensation Committee considered a number of factors and criteria including, Mr. Pietri’s depth of experience, his past accomplishments with other companies, his vision and leadership abilities, and the future needs of the Company. In making its compensation decisions with Mr. Pietri, the Compensation Committee also considered the need to provide continuity of leadership. The Compensation Committee exercised its discretion and judgment based on the above factors, and no specific formula was applied to determine the weight of any factor.

Deductibility of Executive Compensation

      The Compensation Committee has considered the impact of Section 162(m) of the Code, which disallows a deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the CEO and four other most highly compensated executive officers, unless such compensation meets the requirements for the “performance-based” exception to the general rule. Since the cash compensation paid by the Company to each of its executive officers is expected to be below $1 million, the Compensation Committee believes that this section will not affect the tax deductions available to the Company. It will be the Compensation Committee’s policy to qualify, to the extent reasonable, the executive officers’ compensation for deductibility under applicable tax law.

COMPENSATION COMMITTEE

Matt Fong (Chairman)
George Cain
Michael Dubester

EMPLOYMENT AGREEMENTS

      Didier Pietri originally entered into an employment letter agreement on April 2001, with the Company pursuant to which he was entitled to receive an annual salary of $300,000. In addition to basic compensation, Mr. Pietri was entitled to participation in employee benefit plans, stock option grants and a guaranteed bonus of $100,000 after one year of service. Mr. Pietri was also awarded an additional $150,000 bonus, which was paid in 2003. In April 2002, the Compensation Committee approved continuing Mr. Pietri’s basic compensation at the previous rate, but the guaranteed bonus for his second year of service was reduced to $75,000, and a discretionary bonus of $75,000 was added. Any discretionary bonus must be paid before the expiration of the agreement. In May, 2003, the Compensation Committee again approved continuing Mr. Pietri’s base salary and retaining his guaranteed and discretionary bonuses. In addition, the compensation committee approved a stock option grant to Mr. Pietri of 2,000,000 shares of common stock to vest 25% immediately, 25% on the first anniversary of the grant and 2 1/2% each month thereafter.

PERFORMANCE GRAPH

      The graph below compares the cumulative total stockholder return on the Common Stock of the Company from the first day of trading of the Company’s Common Stock after the Company’s spin-off from ESS Technology, Inc. (August 21, 2001) to December 31, 2003 with the cumulative total return on the NASDAQ Stock Market Index and the Dow Jones Consumer Electronics Industry Index (assuming the investment of $100 in the Company’s Common Stock and in each of the indexes on the date of the Company’s initial public offering, and reinvestment of all dividends). The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Stock Price Performance

August 23 (Inception), 2001 — December 31, 2003

      The following description data are supplied in accordance with Rule 304(d) of Regulation S-T:

			Dow Jones
		NASDAQ	Consumer
	Vialta, Inc.	Composite	Electronics Index

Date	Investment Value	Investment Value	Investment Value

8/23/01	$100.00	$100.00	$100.00
12/31/01	$263.83	$81.94	$112.05
12/31/02	$64.89	$75.35	$138.89
12/31/03	$114.89	$106.18	$345.82

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

      The following table summarizes information with respect to options under our equity compensation plans at December 31, 2003:

	Number of	Weighted Average	Number of Securities
	Securities to be	Exercise Price of	Remaining Available for
	Issued Upon Exercise	Outstanding	Future Issuance Under
	of Outstanding	Options,	Equity Compensation
	Options, Warrants	Warrants	Plans (Excluding Securities
	and Rights (1)	and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	12,148,744	$0.31	4,518,490
Equity compensation plans not approved by security holders	—	—	—

	12,148,744	$0.31	4,518,490

Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information, as of March 31, 2004, known to the Company regarding the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock, (ii) each of the Company’s directors, (iii) each executive officer named in the Summary Compensation Table below (the “Named Executive Officers”) and (iv) all directors and executive officers as a group. Unless otherwise indicated in the footnotes hereto, each director and executive officer has (or could have upon exercise of an option vested or vesting within 60 days of March 31, 2004) sole vesting and investment power, subject to community property laws where applicable.

	Common Stock
	Beneficially Owned

Name and Address of Beneficial Owners(1)	Number	Percent

State of Wisconsin Investment Board(2)	7,892,600	10%
P.O. Box 7842, Madison, WI 53707
Trusts for the Benefit of the children of Fred S.L. Chan(3)	11,083,757	13%
Fred S.L. Chan(4)	21,495,863	26%
Didier Pietri(5)	2,496,936	2%
George M. Cain(6)	5,000	*
Herbert Chang(7)	33,833	*
Matthew K. Fong	80,974	*
Michael S. Dubester(8)	5,000	*
William Scharninghausen(9)	62,500	*
All executive officers and directors as a group (7 persons)	24,180,106	29%

*	Less than 1% of the outstanding shares of the Company’s Common Stock.

(1)	Unless otherwise indicated, the address for each beneficial owner is c/o Vialta, Inc., 48461 Fremont Boulevard, Fremont, CA 94538.

(2)	Based on a filing with the Securities Exchange Commission on February 16, 2004 indicating beneficial ownership as of December 31, 2003.

(3)	Includes shares held by trusts for the benefit of the children of Mr. and Mrs. Chan. Includes 8,800,000 shares held by Evershine XVI, L.P., an entity controlled by a trust for the benefit of Mr. Chan’s children.

(4)	Includes 539,780 shares which Mr. Chan has the right to acquire on or within 60 days of March 31, 2004 through the exercise of options.

(5)	Includes 2,437,500 shares which Mr. Pietri has the right to acquire on or within 60 days of March 31, 2004 through the exercise of options.

(6)	Includes 5,000 shares which Mr. Cain has the right to acquire on or within 60 days of March 31, 2004 through the exercise of options.

(7)	Includes 33,833 shares which Mr. Chang has the right to acquire on or within 60 days of March 31, 2004 through the exercise of options.

(8)	Includes 5,000 shares which Mr. Dubester has the right to acquire on or within 60 days of March 31, 2004 through the exercise of options.

(9)	Includes 62,500 shares which Mr. Scharninghausen has the right to acquire on or within 60 days of March 31, 2004 through the exercise of options.

Item 13.	Certain Relationships and Related Transactions

      Vialta employs Fred S.L. Chan’s brother as its Senior Director of IT and one of his sons as its Director of Product Marketing and Design. The salary and benefits provided to these individuals for fiscal 2002 was $107,194 and $91,528, respectively, and they also received the Company’s standard employee benefits package. Another of Mr. Chan’s sons was employed as a Marketing Coordinator during a portion of fiscal 2003 and received salary and benefits during the last fiscal year that did not exceed $60,000.

      Mr. Chan is Chairman of the Board of ESS Technology, Inc., and owns approximately 14.1% of the outstanding common stock of ESS. Prior to its spin-off in August 2001, Vialta was a subsidiary of ESS. Vialta leases its corporate headquarters and purchases component parts from ESS. The companies are also parties to an Administrative and Management Services Agreement. During 2003, Vialta made payments to ESS of $1,182,000 under the lease, $194,000 for component parts, $10,000 for administrative and management services, $33,000 for services received in fiscal 2002, and received payments from ESS of $4,000 for other services. Effective as of July 2003, Vialta renegotiated its lease with ESS Technology to extend the duration of the lease at fair market rate. Vialta believes it paid fair market value for the lease based on a review of lease rental rates in its area and believes the prices it was charged for parts is equivalent to those charged by ESS to other manufactures.

Item 14.	Principal Accountant Fees and Services

Fees Paid to PricewaterhouseCoopers LLP

      The following table lists the aggregate fees paid for professional services by PricewaterhouseCoopers LLP for all “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” for the last two fiscal years. Certain amounts for the fiscal year 2002 have been reclassified to conform to the 2003 presentation.

	Fiscal 2003	Fiscal 2002

Audit Fees	$208,000	$227,000
Audit Related Fees	0	0
Tax Fees	40,900	60,000
All Other Fees	0	0

	$248,900	$287,000

      The Audit fees for the years ended December 31, 2003 and 2002, respectively, were for services rendered for the audit of the Company’s annual financial statements for the fiscal years 2003 and 2002, and for reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for the first three quarters of the fiscal years 2003 and 2002. Tax fees for the years ended December 31, 2003 and 2002, respectively, were for tax compliance, tax advice and tax preparation.

Policy of Audit Committee with respect to Independent Auditors

      The Audit Committee of the Board pre-approved all non-audit services provided by PricewaterhouseCoopers LLP and concluded, based on information provided by PricewaterhouseCoopers LLP, that providing such services is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

      The Company’s management has the primary responsibility for the integrity of the Company’s financial information. The Company’s independent accountants are responsible for conducting independent audits of the Company’s financial statements in accordance with generally accepted auditing standards and expressing an opinion on the financial statements based on those audits. The Audit Committee nominates the independent accountants for approval by the Board and is responsible for overseeing the conduct of the above activities by management and such accountants.

      As part of its responsibility, the Audit Committee has met with the Company’s independent accountants to review and discuss the adequacy of the Company’s internal control system, financial reporting procedures and other matters required to be discussed by the Statement of Auditor Standards 61 such as the independent accountant’s judgments as to the quality of the financial statements, changes in the accounting policies and sensitive accounting estimates. The Audit Committee has reviewed and discussed the audited financial statements with management and the Company’s independent accountants. The Audit Committee preapproved the general scope of the Company’s annual audit and performance of non-audit services by the Company’s accountants and reviewed the fees charged by the independent accountants. The Audit Committee has received the written disclosures and the letter from the independent accountants required by Independent Standards Board Standard No. 1 and has discussed with the independent accountants that firm’s independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(3) Exhibits

      The exhibit index below lists the exhibits that are filed as a part of this amendment

Exhibit
Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

VIALTA, INC.
(Registrant)

By:	/s/ DIDIER PIETRI

Didier Pietri
President and Chief Executive Officer

Dated: May 4, 2004

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.