Form 10-Q
period 2004-03-31
VIALTA INC
filed 2004-05-13
CIK 1141363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004.

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

          The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, on May 3, 2004 was 82,879,017 shares.

VIALTA, INC.

FORM 10-Q: QUARTER ENDED MARCH 31, 2004

PART I.     FINANCIAL INFORMATION

Item 1:	Financial Statements

VIALTA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003

	(In thousands)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,592	$13,756
Restricted cash	3,033	2,226
Short-term investments	8,107	10,552
Accounts receivable, net	1,880	3,941
Inventories	6,110	5,196
Prepaid expenses and other	495	729

Total current assets	34,217	36,400
Property and equipment, net	494	685
Other assets	29	29

Total assets	$34,740	$37,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$759	$1,915
Accrued liabilities and other	2,485	3,149
Deferred profit	1,955	3,997

Total current liabilities	5,199	9,061

Stockholders’ equity:
Common stock	95	95
Additional paid-in capital	144,114	144,114
Treasury stock	(9,458)	(9,458)
Accumulated deficit	(105,223)	(106,709)
Accumulated other comprehensive income	13	11

Total stockholders’ equity	29,541	28,053

Total liabilities and stockholders’ equity	$34,740	$37,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIALTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2004	2003

	(In thousands, except
	per share data)
	(Unaudited)
Net revenue	$4,974	$3,843
Cost of goods sold	1,396	863

Gross profit	3,578	2,980

Operating expenses:
Engineering and development	336	968
Sales and marketing	605	442
General and administrative	1,360	1,730

Total operating expenses	2,301	3,140

Operating income (loss)	1,277	(160)
Interest income and other, net	209	188

Net income	$1,486	$28

Net income per share:
Basic	$0.02	$0.00

Diluted	$0.02	$0.00

Weighted average common shares outstanding:
Basic	82,803	82,238

Diluted	88,552	84,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIALTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2004	2003

	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,486	$28
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	197	565
Changes in operating assets and liabilities:
Accounts receivable, net	2,061	936
Inventories	(914)	(111)
Prepaid expenses and other	234	333
Restricted cash deposit	(807)	—
Deferred profit	(2,042)	(2,122)
Accounts payable and accrued liabilities and other	(1,820)	(1,755)

Net cash used in operating activities	(1,605)	(2,126)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(3,564)	—
Proceeds from sales of short-term investments	6,011	10,783
Purchases of long-term investments	—	(2,084)
Acquisitions of property and equipment	(6)	(4)

Net cash provided by investing activities:	2,441	8,695

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of shares of common stock	—	(295)

Net cash used in financing activities:	—	(295)

Net decrease in cash and cash equivalents	836	6,274
Cash and cash equivalents, beginning of the period	13,756	21,863

Cash and cash equivalents, end of the period	$14,592	$28,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIALTA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	THE COMPANY

      We develop, design and market consumer electronics products designed to maximize the advantages of digital technology in a convenient and easy-to-use manner. Our primary products are the BeamerTM personal videophone line and the VistaFrameTM digital picture frame. Our Beamer videophone products add color video to phone calls, enabling users to see the person they are calling. Since both parties to a video call must have a Beamer videophone product (or compatible videophone), our videophone products are primarily sold in pairs. Our Beamer videophone products work with any home phone over any standard (analog) home phone line, at no additional cost to a regular phone call. Our Beamer videophone products include models that are standalone (such as our first videophone product known as Beamer) or connect through most televisions (the Beamer TV), and may include the ability to send and receive digital pictures (the Beamer FX), depending on the model. Beamer videophone products are carried by such retailers as Best Buy, Fry’s Electronics, The Good Guys, The Sharper Image and Cinmar (The Frontgate Catalog), among others.

      Our VistaFrame product is a digital picture frame that allows users to display photographs directly from a digital camera memory card or from VistaFrame’s internal memory. VistaFrame is compatible with most standard card formats and does not require a camera or computer connection, special wiring or web based services to display digital photographs. With VistaFrame, consumers can view digital pictures individually or in a custom slideshow format with the user selecting the pictures, the display sequence, display interval and the transition effect. VistaFrame is currently available at retailers such as The Sharper Image, The Good Guys and Cinmar, among others.

      Since our inception, we have incurred substantial losses and negative cash flows from operations. Although we earned net income for the quarter ending March 31, 2004, we expect operating losses and negative cash flows from operations to continue for the foreseeable future and anticipate that losses may increase from current levels because of additional costs and expenses related to sales and marketing activities, continued expansion of operations, expansion of product offerings and development of relationships with other businesses. We believe that we have sufficient cash and cash equivalents, restricted cash and investments to fund our existing operations through March 31, 2005. However, in the longer term, failure to generate sufficient revenues, raise additional capital or reduce spending could have a material adverse effect on our ability to continue to operate our business.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed interim financial statements contain all adjustments, all of which are normal and recurring in nature, necessary to fairly present our financial position, operating results and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in our Annual Report on Form 10-K filed on March 26, 2004. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other period or for the fiscal year ending December 31, 2004.

VIALTA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Investments are comprised primarily of debt instruments that have been classified as available-for-sale. Management determines the appropriate classification of securities at the time of purchase and re-evaluates the classification at each reporting date. Marketable equity and debt securities are carried at their fair market value based on quoted market prices as of the balance sheet date. Realized gains or losses are determined using the specific identification method and are reflected in income. Net unrealized gains or losses are recorded directly in stockholders’ equity except those unrealized losses that are deemed to be other than temporary, which are reflected in investment losses.

      Investments with maturity dates of 90 days or more are classified as short-term investments since we have the ability to redeem them within the year.

Revenue Recognition

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

Warranty

      We provide a limited warranty on our products for periods ranging from 90 days to 12 months from the date of sale to the end customers. We estimate warranty costs based on historical experience and accrue for estimated costs as a charge to cost of sales when revenue is recognized. The following table shows the details of the product warranty accrual, as required by FASB Interpretation No. 45, “Guarantor’s Accounting and

VIALTA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for the three months ended March 31, 2004 (in thousands):

March 31,
2004

Beginning balance	$484
Accruals for warranties issued during the period	460
Settlements made during the period	(285)

Ending balance	$659

Comprehensive Income

      Comprehensive income is defined to include all changes in equity during a period from non-owner sources. For the three months ended March 31, 2004 and March 31, 2003, comprehensive income approximated the net income reported.

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

      The following table illustrates the effect on our net income and net income per share if we had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share amounts).

	Three Months
	Ended March 31,

	2004	2003

Net income, as reported	$1,486	$28
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(234)	(349)

Pro forma net income (loss)	$1,252	$(321)

Pro forma net income (loss) per share:
Basic	$0.02	$(0.00)
Diluted	$0.01	$(0.00)

VIALTA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.     RELATED PARTY TRANSACTIONS

      The following is a summary of major transactions between us and ESS Technology, Inc., which was our parent company prior to August 2001, for the periods presented (in thousands):

	Three Months
	Ended
	March 31,

	2004	2003

Net receivables (payables) at beginning of period	$(281)	$(33)
Charges by Vialta to ESS	—	2
Charges by ESS to Vialta:
Purchase of products	(339)	(4)
Building lease	(124)	(463)
Other	(6)	(32)
Cash receipts from ESS	—	(1)
Cash payments made to ESS	436	519

Net receivables (payables) at end of period	$(314)	$(12)

NOTE 4.     INVENTORIES

      The following table summarizes the activity in inventories and reserves for the three months ended March 31, 2004 (in thousands):

	Gross	Reserve	Net

As of December 31, 2003	$9,332	$(4,136)	$5,196
Purchase of inventories	1,960	—	1,960
Shipments and Returns	(1,927)	935	(992)
Use or Disposal of inventories	(52)	(2)	(54)

As of March 31, 2004	$9,313	$(3,203)	$6,110

Raw Material	$6,085	$(1,771)	$4,314
Finished Goods	3,228	(1,432)	1,796

	$9,313	$(3,203)	$6,110

      Because a significant portion of our inventory expenditures for raw materials and finished goods for Beamer were expensed in prior periods, the cost of goods sold related to Beamer revenue recognized during the three months ended March 31, 2004 was lower than what would have been recorded had inventory costs not been previously reserved. If we had not previously expensed inventory costs, our cost of goods sold for the three months ended March 31, 2004 would have been approximately $3.4 million.

VIALTA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.     BALANCE SHEET COMPONENTS

	March 31,	December 31,
	2004	2003

	(In thousands)
Cash and cash equivalents
Cash and money market funds, at cost which approximates fair value	$14,592	$13,756

Restricted cash
Cash restricted under letters of credit	$3,033	$2,226

Short-term investments
US Government debt securities	$4,964	$3,480
Corporate debt securities	3,143	7,072

	8,107	10,552
Due after one year	2,960	1,974

Due within one year	$5,147	$8,578

Accounts receivable, net
Accounts receivable	$1,935	$4,004
Less: Allowance for doubtful accounts	(55)	(63)

	$1,880	$3,941

Prepaid expenses and other
Prepaid insurance	$182	$308
Other current assets	313	421

	$495	$729

Property and equipment, net
Machinery and equipment	$1,037	$5,918
Furniture and fixtures	551	561
Software and web site development cost	259	5,323

	1,847	11,802
Less: Accumulated depreciation	(1,353)	(11,117)

	$494	$685

Accrued liabilities and other
Accrued compensation costs	$1,023	$1,241
Customer deposits	—	764
Product return/warranty liability	659	484
Accrued charges, related party	314	281
Other current liabilities	489	379

	$2,485	$3,149

Deferred profit
Deferred revenue	$3,067	$5,198
Deferred costs	(1,112)	(1,201)

Deferred profit	$1,955	$3,997

VIALTA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.     COMPUTATION OF NET INCOME PER SHARE

      Basic net income per share is computed by dividing the net income for the three months ended March 31, 2004 and March 31, 2003 by the weighted average number of shares of common stock outstanding during the periods.

      Diluted net income per share is calculated by using the weighted average number of common shares outstanding for the three months ended March 31, 2004 and March 31, 2003 and gives effect to all dilutive potential common shares outstanding for the three months ended March 31, 2004 and March 31, 2003. The reconciling difference between the computation of basic and diluted net income per share for the three months ended March 31, 2004 and March 31, 2003 presented is the inclusion of the dilutive effect of stock options issued to employees under employee stock option plans.

      Diluted net income per share excludes out-of-the-money stock options totaling 2.6 million shares and 8.1 million shares for the three months ended March 31, 2004 and March 31, 2003, respectively. While these options are currently anti-dilutive, they could be dilutive in the future. A reconciliation of basic and diluted income per share is presented below (in thousands, except per share amounts):

	For the Three Months
	Ended March 31,

	2004	2003

Basic:
Net income	$1,486	$28

Weighted shares outstanding	82,803	82,238

Net income per share	$0.02	$0.00

Diluted:
Net income	$1,486	$28

Weighted shares outstanding	82,803	82,238
Effects of dilutive securities: stock options	5,749	1,915

Diluted weighted shares outstanding	88,552	84,153

Net income per share	$0.02	$0.00

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      We develop, design and market consumer electronics products designed to maximize the advantages of digital technology in a convenient and easy-to-use manner. Our primary products are the Beamer personal videophone line and the VistaFrame digital picture frame. Our Beamer videophone products add color video to phone calls, enabling users to see the person they are calling. Since both parties to a video call must have a Beamer videophone product (or compatible videophone), our products are primarily sold in pairs. Our Beamer videophones work with any home phone over any standard (analog) home phone line, at no additional cost to a regular phone call. Our videophone products include models that are standalone (such as our first videophone product known as Beamer) or connect through most televisions (the Beamer TV), and may include the ability to send and receive digital pictures (the Beamer FX), depending on the model. You can find our Beamer videophone products carried by such retailers as Best Buy, Fry’s Electronics, The Good Guys, The Sharper Image and Cinmar (The Frontgate Catalog), among others.

      Our VistaFrame product is a digital picture frame that allows users to display photographs directly from a digital camera memory card or from VistaFrame’s internal memory. VistaFrame is compatible with most standard card formats and does not require a camera or computer connection, special wiring or web based services. With VistaFrame consumers can view digital pictures individually or in a custom slideshow format with the user selecting the pictures, the display sequence, display interval and the transition effect. VistaFrame is currently available at retailers such as The Sharper Image, The Good Guys and Cinmar, among others.

      Since our inception, we have financed our operations primarily from funds raised in private offerings of convertible preferred stock and common stock and through vendor credit. For the three months ended March 31, 2004 and March 31, 2003 we had net income of $1.5 million and $28,000, respectively, however we expect to incur losses for at least the remainder of fiscal 2004. As of March 31, 2004, we had an accumulated deficit of $105.2 million.

Results of Operations

For the three months ended March 31, 2004 compared with three months ended March 31, 2003

      Net revenue. Net revenue was $5.0 million for the three months ended March 31, 2004 compared to $3.8 million for the three months ended March 31, 2003. Revenue for the first quarter of 2004 includes the recognition of deferred revenue of approximately $3.3 million related to product sales which occurred in the fourth quarter of 2003. Revenue for the first quarter of 2003 included the recognition of approximately $2.8 million of deferred revenue related to shipments of Beamer, which occurred in the fourth quarter of 2002. The increase in net revenue was the result of an increase in the number of retailers and distributors which carry our products combined with an increase in the number of products offered. Net revenue for the three months ended March 31, 2004 included $1.7 million in revenue from new products, such as Beamer TV and VistaFrame. Since these new products were introduced in the second half of 2003, there were on comparable revenues for the three months ended March 31, 2003.

      Cost of goods sold. Cost of goods sold was $1.4 million for the three months ended March 31, 2004 compared to $863,000 for the three months ended March 31, 2003. Because in prior periods we expensed inventory expenditures for raw materials and finished goods related to Beamer revenue, cost of goods sold for the first quarter of 2004 and 2003 was lower than what would have been recorded had inventory costs not been expensed. If we had not previously expensed inventory costs, our cost of goods sold for the three months ended March 31, 2004 and March 31, 2003 would have been $3.4 million and $2.8 million, respectively.

      Gross profit. Gross profit was $3.6 million for the three months ended March 31, 2004 compared to $3.0 million for the three months ended March 31, 2003. If we had not previously expensed inventory costs, our gross profit for the first quarter of 2004 and 2003 would have been approximately $1.6 million and $1.0 million, respectively.

      Engineering and development. Engineering and development expenses were $336,000 for the three months ended March 31, 2004, compared to $968,000 for the three months ended March 31, 2003. The decrease was primarily due to reductions in engineering and development personnel and the reclassification of depreciation expense from engineering and development to general and administrative. We expect engineering and development expenses to be relatively constant in future periods.

      Sales and marketing. Sales and marketing expenses were $605,000 for the three months ended March 31, 2004, compared to $442,000 for the three months ended March 31, 2003. The increase was primarily due to an increase in outside commissions as a result of increased sales and to certain marketing initiatives such as e-marketing and direct mail. We expect sales and marketing spending to be relatively constant in future periods to support retail and consumer marketing initiatives, including direct mail, e-marketing campaigns, in-store promotions, targeted advertising and other initiatives, for our products. We do not currently have the resources to support a significant and sustained national advertising and consumer awareness program which may be necessary to significantly increase sales.

      General and administrative. General and administrative expenses were $1.4 million for the three months ended March 31, 2004 compared to $1.7 million for the three months ended March 31, 2003. The decrease was primarily due to a decrease in rent. In July 2003, we amended the lease agreement for our headquarters with ESS. The terms of the amendment included a reduction in the monthly rent to current market. We expect general and administrative expenses to be relatively constant in future periods.

      Interest income and other, net. Interest income and other, net, was $209,000 for the three months ended March 31, 2004, compared to $188,000 for the three months ended March 31, 2003.

Liquidity and Capital Resources

      As of March 31, 2004, we had $25.8 million in cash and cash equivalents, restricted cash and short-term investments compared to $30.3 million as of March 31, 2003, representing a decrease of $4.5 million.

      Our principal sources of liquidity are cash and cash equivalents and investments. Net cash used in operating activities was $1.6 million for the three months ended March 31, 2004 compared to $2.1 million for the three months ended March 31, 2003, representing a decrease of approximately $500,000. The decrease in cash used in operating activities during the three months ended March 31, 2004 compared to the three months ended March 31, 2003, was primarily due to a significant increase in cash received from sales of our products offset by purchases of inventory.

      Net cash provided by investing activities for the three months ended March 31, 2004 was $2.4 million compared to $8.7 million for the three months ended March 31, 2003. Net cash provided by investing activities for the three months ended March 31, 2004 and 2003 was primarily related to the proceeds from the sale of short-term investments.

      There was no net cash used in financing activities for the three months ended March 31, 2004 compared to $295,000 for the three months ended March 31, 2003. Net cash used in financing activities for the three months ended March 31, 2003 was primarily related to repurchases of our common stock.

      Capital expenditures for the 9-month period ending December 31, 2004 are anticipated to be less than $100,000, primarily to acquire capital equipment. We may utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Any such acquisition or investment may significantly increase our planned requirements for capital. From time to time, in the ordinary course of our business, we may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.

      In September 2001, the Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock in open market or private transactions over a twelve-month period. In June 2002, the Board of Directors authorized the existing stock repurchase program be extended to include the repurchase of up to an additional 10,000,000 shares of common stock. Through December 31, 2002, we repurchased approximately 11,205,000 shares of common stock at an aggregate cost of $9.1 million. During the first quarter of 2003, we repurchased approximately 759,000 shares for an aggregate cost of approximately $295,000. There were no common stock repurchases in the second, third and fourth quarters of 2003 nor in the first quarter of 2004. As of March 31, 2004, approximately 8,036,000 shares remain authorized for repurchase.

      In January 2000, we entered into a three-year non-cancelable lease agreement for our headquarters with ESS. In July 2003, we amended the lease. The terms of the amendment include a 60% reduction in the amount of square footage leased, a reduction in the monthly rent to current market rates and an extension of the term from December 31, 2003 to June 30, 2005. Under the terms of this and other leases, with various expiration dates through 2006, our future minimum rental payments as of March 31, 2004 are as follows: $386,000, $320,000 and $126,000 for the nine months ended 2004 and for the years ended 2005, and 2006 respectively.

      We believe that our existing cash and cash equivalents and investments will be sufficient to fund our operations through March 31, 2005. However, to continue our operations beyond that date, or if our current level of operations change, or to achieve our longer-term goals of introducing additional products to consumers, we believe we will need to raise additional capital, which may not be available on acceptable terms, if at all. We have historically used vendor credit as well as private offerings of convertible preferred stock and common stock to fund operations and provide for capital requirements. However, the price per share of any future equity-related financing will be determined at the time the offering is made and cannot be anticipated at this time. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders is likely to or will be reduced and such equity securities may have rights, preferences or privileges better than those of current stockholders. We cannot assure you that any additional financing will be available or that, if available, it will be sufficient or it can be obtained on terms favorable to us or our stockholders. If adequate funds are not available if and when needed, we would be required to delay, limit or eliminate some or all of our proposed operations.

Critical Accounting Policies

      Our critical accounting policies were disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2003. On an ongoing basis, we re-evaluate our judgments and estimates including those related to valuation of inventories, valuation of long-lived assets and certain risks and concentrations. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. We apply our estimates and judgments consistently for all periods presented.

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

      Interest Rate Risks. We invest in short-term & long-term investments. Consequently, we are exposed to fluctuation in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for sale, and at March 31, 2004, are recorded at market values.

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

      Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this quarterly report, that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and includes controls and procedures designed to ensure that material information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART II.

OTHER INFORMATION

Item 6:	Exhibits and Reports on Form 8-K

      (a) Exhibits. We incorporate by reference all exhibits filed in connection with our annual report on Form 10K for the year ended December 31, 2003.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended March 31, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIALTA, INC. (REGISTRANT)

By:	/s/ DIDIER PIETRI

Didier Pietri
President and Chief Executive Officer

By:	/s/ WILLIAM M. SCHARNINGHAUSEN

William M. Scharninghausen
Chief Financial Officer

Date: May 13, 2004

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