Form 10-Q
period 2004-06-30
VIALTA INC
filed 2004-08-13
CIK 1141363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004.

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

     Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes ☐ No ☒

     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, on August 6, 2004 was 82,975,639 shares.

VIALTA, INC.
FORM 10-Q: QUARTER ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

VIALTA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$13,811	$13,756
Restricted cash	3,041	2,226
Short-term investments	6,761	10,552
Accounts receivable, net	1,054	3,941
Inventories	7,139	5,196
Prepaid expenses and other	952	729

Total current assets	32,758	36,400
Property and equipment, net	406	685
Other assets	29	29

Total assets	$33,193	$37,114

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$292	$1,915
Accrued liabilities and other	2,438	3,149
Deferred profit	1,110	3,997

Total current liabilities	3,840	9,061

Stockholders’ equity:
Common stock	95	95
Additional paid-in capital	144,122	144,114
Treasury stock	(9,458)	(9,458)
Accumulated deficit	(105,388)	(106,709)
Accumulated other comprehensive income (loss)	(18)	11

Total stockholders’ equity	29,353	28,053

Total liabilities and stockholders’ equity	$33,193	$37,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIALTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenue	$2,782	$2,520	$7,756	$6,363
Cost of goods sold	997	570	2,393	1,433

Gross profit	1,785	1,950	5,363	4,930

Operating expenses:
Engineering and development	266	621	602	1,589
Sales and marketing	511	641	1,116	1,083
General and administrative	1,333	1,974	2,693	3,704

Total operating expenses	2,110	3,236	4,411	6,376

Operating income (loss)	(325)	(1,286)	952	(1,446)
Interest income and other, net	160	178	369	366

Net income (loss)	$(165)	$(1,108)	$1,321	$(1,080)

Net income (loss) per share:
Basic	$(0.00)	$(0.01)	$0.02	$(0.01)

Diluted	$(0.00)	$(0.01)	$0.01	$(0.01)

Weighted average common shares outstanding:
Basic	82,907	82,151	82,855	82,194

Diluted	82,907	82,151	88,068	82,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIALTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,321	$(1,080)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	285	1,016
Changes in operating assets and liabilities:
Accounts receivable, net	2,887	744
Inventories	(1,943)	(176)
Prepaid expenses and other	(223)	616
Restricted cash deposit	(815)	—
Deferred profit	(2,887)	(1,603)
Accounts payable and accrued liabilities and other	(2,334)	(1,463)

Net cash used in operating activities	(3,709)	(1,946)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(4,300)	(7,478)
Proceeds from sales of short-term investments	8,062	10,807
Acquisitions of property and equipment	(6)	(206)

Net cash provided by investing activities:	3,756	3,123

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares of common stock	8	7
Repurchases of shares of common stock	—	(295)

Net cash provided by (used in) financing activities:	8	(288)

Net increase in cash and cash equivalents	55	889
Cash and cash equivalents, beginning of the period	13,756	21,863

Cash and cash equivalents, end of the period	$13,811	$22,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIALTA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. THE COMPANY

     We develop, design and market consumer electronics products designed to maximize the advantages of digital technology in a convenient and easy-to-use manner. Our primary products are the Beamer™ personal videophone line and the VistaFrame™ digital picture frame. Our Beamer videophone products add color video to phone calls, enabling users to see the person they are calling. Since both parties to a video call must have a Beamer videophone product (or compatible videophone), our videophone products are primarily sold in pairs. Our Beamer videophone products work with any home phone over any standard (analog) home phone line, at no additional cost to a regular phone call. Our Beamer videophone products include models that are standalone (such as our first videophone product known as Beamer) or connect through most televisions (the Beamer TV), and may include the ability to send and receive digital pictures (the Beamer FX). Beamer videophone products are carried by such retailers as Best Buy, Fry’s Electronics, The Good Guys, The Sharper Image and Cinmar (The Frontgate Catalog), among others.

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

     Since our inception, we have incurred substantial losses and negative cash flows from operations. Although we earned net income for the six months ending June 30, 2004, we expect operating losses and negative cash flows from operations to continue for the foreseeable future and anticipate that losses may increase from current levels because of additional costs and expenses related to sales and marketing activities, expansion of operations, expansion of product offerings and development of relationships with other businesses. We believe that we have sufficient cash and cash equivalents, restricted cash and investments to fund our existing operations through June 30, 2005. However, in the longer term, failure to generate sufficient revenues, raise additional capital or reduce spending could have a material adverse effect on our ability to continue to operate our business. In June 2004, we announced that we had retained an investment banking firm to advise us on a range of strategic alternatives, including a possible sale of the company. Our board of directors has appointed a special committee of independent directors to work with the investment banking firm and evaluate any strategic alternatives which may be presented for consideration.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed interim financial statements contain all adjustments, all of which are normal and recurring in nature, necessary to fairly present our financial position, operating results and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in our Annual Report on Form 10-K filed on March 26, 2004. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any other period or for the fiscal year ending December 31, 2004.

Principles of consolidation

     The consolidated financial statements include the accounts of Vialta, Inc. and our subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash equivalents, restricted cash and investments

     We consider all highly liquid investments with an initial maturity of 90 days or less to be cash equivalents. Cash equivalents primarily represent money market funds, recorded at cost, which approximate their fair value.

     Restricted cash represents cash restricted under letters of credit issued to the suppliers.

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

Warranty

     We provide a limited warranty on our products for periods ranging from 90 days to 12 months from the date of sale to the end customers. We estimate warranty costs based on historical experience and accrue for estimated costs as a charge to cost of sales when revenue is recognized. The following table shows the details of the product warranty accrual, as required by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for the six months ended June 30, 2004 (in thousands):

June 30,
2004
Beginning balance	$484
Accruals for warranties issued during the period	656
Settlements made during the period	(372)

Ending balance	$768

Comprehensive income

     Comprehensive income is defined to include all changes in equity during a period from non-owner sources. For the three and six months ended June 30, 2004 and June 30, 2003, comprehensive income approximated the net income reported.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(165)	$(1,108)	$1,321	$(1,080)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(179)	(390)	(413)	(739)

Pro forma net income (loss)	$(344)	$(1,498)	$908	$(1,819)

Pro forma net income (loss) per share:
Basic and diluted	$(0.00)	$(0.02)	$0.01	$(0.02)

NOTE 3. RELATED PARTY TRANSACTIONS

     The following is a summary of major transactions between us and ESS Technology, Inc., which was our parent company prior to August 2001, for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net payables at beginning of period	$(314)	$(12)	$(281)	$(33)
Charges by Vialta to ESS	55	—	55	2
Charges by ESS to Vialta:
Purchase of products	(383)	(15)	(722)	(19)
Building lease	(123)	(464)	(247)	(927)
Other	(4)	(20)	(10)	(52)
Cash receipts from ESS	(18)	(1)	(18)	(2)
Cash payments made to ESS	564	36	1,000	555

Net payables at end of period	$(223)	$(476)	$(223)	$(476)

NOTE 4. INVENTORIES

     The following table summarizes the activity in inventories and reserves for the six months ended June 30, 2004 (in thousands):

	Gross	Reserve	Net
As of December 31, 2003	$9,332	$(4,136)	$5,196
Purchase of inventories	1,960	—	1,960
Shipments	(1,927)	935	(992)
Use or Disposal of inventories	(52)	(2)	(54)

As of March 31, 2004	9,313	(3,203)	6,110

Purchase of inventories	2,099	—	2,099
Shipments	(1,640)	570	(1,070)
Use or Disposal of inventories	(93)	93	—

As of June 30, 2004	$9,679	$(2,540)	$7,139

Raw Material	$5,327	$(1,287)	$4,040
Finished Goods	4,352	(1,253)	3,099

	$9,679	$(2,540)	$7,139

     Because a significant portion of our inventory expenditures for raw materials and finished goods for Beamer were expensed in prior periods, the cost of goods sold related to Beamer revenue recognized during the three and six months ended June 30, 2004 was lower than what would have been recorded had inventory costs not been previously reserved. If we had not previously expensed inventory costs, our cost of goods sold for the three and six months ended June 30, 2004 would have been approximately $1.7 million and $5.0 million, respectively.

NOTE 5. BALANCE SHEET COMPONENTS (in thousands)

	June 30,	December 31,
	2004	2003
Short-term investments
US Government debt securities	$4,917	$3,480
Corporate debt securities	1,844	7,072

	6,761	10,552
Due after one year	1,925	1,974

Due within one year	$4,836	$8,578

Accounts receivable, net
Accounts receivable	$1,153	$4,004
Receivables, related party	37	—
Less: Allowance for doubtful accounts	(136)	(63)

	$1,054	$3,941

Prepaid expenses and other
Prepaid insurance	$73	$308
Other receivables from supplier	555	296
Other current assets	324	125

	$952	$729

Property and equipment, net
Machinery and equipment	$1,037	$5,918
Furniture and fixtures	551	561
Software and web site development cost	259	5,323

	1,847	11,802
Less: Accumulated depreciation	(1,441)	(11,117)

	$406	$685

Accrued liabilities and other
Accrued compensation costs	$947	$1,241
Customer deposits	—	764
Product return/warranty liability	768	484
Accrued charges, related party	260	281
Other current liabilities	463	379

	$2,438	$3,149

Deferred profit
Deferred revenue	$1,691	$5,198
Deferred costs	(581)	(1,201)

Deferred profit	$1,110	$3,997

NOTE 6. COMPUTATION OF NET INCOME PER SHARE

     Basic net income (loss) per share is computed by dividing the net income (loss) for the three and six months ended June 30, 2004 and June 30, 2003 by the weighted average number of shares of common stock outstanding during the periods.

     Diluted net income per share is calculated by using the weighted average number of common shares outstanding for the three and six months ended June 30, 2004 and June 30, 2003 and gives effect to all dilutive potential common shares outstanding for the three and six months ended June 30, 2004 and June 30, 2003. The reconciling difference between the computation of basic and diluted net income per share for the three and six months ended June 30, 2004 and June 30, 2003 presented is the inclusion of the dilutive effect of stock options issued to employees under employee stock option plans.

     Diluted net income per share excludes out-of-the-money stock options totaling 2.3 million shares and 8.2 million shares for the three months ended June 30, 2004 and June 30, 2003, respectively and 3.8 million shares and 8.0 million shares for the six months ended June 30, 2004 and June 30, 2003, respectively While these options are currently anti-dilutive, they could be dilutive in the future. A reconciliation of basic and diluted income per share is presented below (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic:
Net income (loss)	$(165)	$(1,108)	$1,321	$(1,080)

Weighted shares outstanding	82,907	82,151	82,855	82,194

Net income (loss) per share	$(0.00)	$(0.01)	$0.02	$(0.01)

Diluted:
Net income (loss)	$(165)	$(1,108)	$1,321	$(1,080)

Weighted shares outstanding	82,907	82,151	82,855	82,194

Effects of dilutive securities: stock options	—	—	5,213	—

Diluted weighted shares outstanding	82,907	82,151	88,068	82,194

Net income (loss) per share	$(0.00)	$(0.01)	$0.01	$(0.01)

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

Overview

     We develop, design and market consumer electronics products designed to maximize the advantages of digital technology in a convenient and easy-to-use manner. Our primary products are the Beamer personal videophone line and the VistaFrame digital picture frame. Our Beamer videophone products add color video to phone calls, enabling users to see the person they are calling. Since both parties to a video call must have a Beamer videophone product (or compatible videophone), our products are primarily sold in pairs. Our Beamer videophones work with any home phone over any standard (analog) home phone line, at no additional cost to a regular phone call. Our videophone products include models that are standalone (such as our first videophone product known as Beamer) or connect through most televisions (the Beamer TV), and may include the ability to send and receive digital pictures (the Beamer FX). You can find our Beamer videophone products carried by such retailers as Best Buy, Fry’s Electronics, The Good Guys, The Sharper Image and Cinmar (The Frontgate Catalog), among others.

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

     Since our inception, we have financed our operations primarily from funds raised in private offerings of convertible preferred stock and common stock and through vendor credit. For the three months ended June 30, 2004 and June 30, 2003 we had net losses of $165,000 and $1.1 million, respectively. For the six months ended June 30, 2004 we had net income of $1.3 million, however we expect to incur losses at least for the remainder of fiscal 2004. For the six months ended June 30, 2003 we had a net loss of $1.1 million. As of June 30, 2004, we had an accumulated deficit of $105.4 million.

Results of Operations

For the three months ended June 30, 2004 compared with three months ended June 30, 2003

     Net revenue. Net revenue was $2.8 million for the three months ended June 30, 2004 compared to $2.5 million for the three months ended June 30, 2003. The increase was the result of $1.3 million in net revenue from our new products, (Beamer TV, Beamer FX and VistaFrame). Since these new products were introduced in the second half of 2003, there were no comparable revenues for the three months ended June 30, 2003. The increase in net revenue from new products in the three months ended June 30, 2004 was offset by a decrease of $1.0 million in net revenue from sales of our original product, Beamer.

     Cost of goods sold. Cost of goods sold was $997,000 for the three months ended June 30, 2004 compared to $570,000 for the three months ended June 30, 2003. This increase is primarily due to costs associated with our new products (Beamer TV, Beamer FX and VistaFrame). Because in prior periods we expensed certain inventory expenditures for raw materials and finished goods related to our Beamer videophone products, cost of goods sold for the second quarter of 2004 and 2003 was lower than what would have been recorded had those inventory costs not been expensed. If we had not previously expensed inventory costs, our cost of goods sold for the three months ended June 30, 2004 and June 30, 2003 would have been $1.7 million and $2.1 million, respectively.

     Gross profit. Gross profit was $1.8 million for the three months ended June 30, 2004 compared to $1.9 million for the three months ended June 30, 2003. If we had not previously expensed inventory costs, our gross profit for the second quarters of 2004 and 2003 would have been approximately $1.1 million and $467,000, respectively.

     Engineering and development. Engineering and development expenses were $266,000 for the three months ended June 30, 2004, compared to $621,000 for the three months ended June 30, 2003. The decrease was primarily due to reductions in engineering and development personnel. We do not expect engineering and development expenses to increase significantly in future periods.

     Sales and marketing. Sales and marketing expenses were $511,000 for the three months ended June 30, 2004, compared to $641,000 for the three months ended June 30, 2003. The decrease was primarily due to reductions in sales and marketing personnel. We expect sales and marketing spending to increase in the fourth quarter to support retail and consumer marketing initiatives during the holiday season. We do not currently have the resources to support a significant and sustained national advertising and consumer awareness program which may be necessary to significantly increase sales.

     General and administrative. General and administrative expenses were $1.3 million for the three months ended June 30, 2004 compared to $2.0 million for the three months ended June 30, 2003. The decrease was primarily due to a reduction in general and administrative personnel, a decrease in legal expenses and a decrease in rent. In July 2003, we amended the lease agreement for our headquarters with ESS. The terms of the amendment included a reduction in the monthly rent to then current market rates. We do not expect general and administrative expenses to increase significantly in future periods.

     Interest income and other, net. Interest income and other, net, was $160,000 for the three months ended June 30, 2004, compared to $178,000 for the three months ended June 30, 2003.

For the six months ended June 30, 2004 compared with six months ended June 30, 2003

     Net revenue. Net revenue was $7.8 million for the six months ended June 30, 2004 compared to $6.4 million for the six months ended June 30, 2003. The increase in net revenue was the result of an increase in the number of retailers and distributors which carry our products combined with an increase in the number of products offered. Net revenue for the six months ended June 30, 2004 included $3.0 million in revenue from new products, such as Beamer TV and VistaFrame and $4.8 million in revenue from sales of Beamer. Since these new products were introduced in the second half of 2003, there were no comparable revenues for the six months ended June 30, 2003.

     Cost of goods sold. Cost of goods sold was $2.4 million for the six months ended June 30, 2004 compared to $1.4 million for the six months ended June 30, 2003. This increase is primarily due to costs associated with our new products (Beamer TV, Beamer FX and VistaFrame). Because in prior periods we expensed certain inventory expenditures for raw materials and finished goods related to our Beamer videophone products, cost of goods sold for the six months ended June 30, 2004 and June 30, 2003 was lower than what would have been recorded had those inventory costs not been expensed. If we had not previously expensed inventory costs, our cost of goods sold for the six months ended June 30, 2004 and June 30, 2003 would have been $5.0 million and $4.9 million, respectively.

     Gross profit. Gross profit was $5.4 million for the six months ended June 30, 2004 compared to $4.9 million for the six months ended June 30, 2003. If we had not previously expensed inventory costs, our gross profit for the six months ended June 30, 2004 and June 30, 2003 would have been approximately $2.8 million and $1.5 million, respectively.

     Engineering and development. Engineering and development expenses were $602,000 for the six months ended June 30, 2004, compared to $1.6 million for the six months ended June 30, 2003. The decrease was primarily due to reductions in engineering and development personnel. We do not expect engineering and development expenses to increase significantly in future periods.

     Sales and marketing. Sales and marketing expenses were $1.1 million for each of the six months ended June 30, 2004 and June 30, 2003. We expect sales and marketing spending to increase in the fourth quarter to support retail and consumer marketing initiatives during the holiday season. We do not currently have the resources to support a significant and sustained national advertising and consumer awareness program which may be necessary to significantly increase sales.

     General and administrative. General and administrative expenses were $2.7 million for the six months ended June 30, 2004 compared to $3.7 million for the six months ended June 30, 2003. The decrease was primarily due to a reduction in general and administrative personnel, a decrease in legal expenses and a decrease in rent. In July 2003, we amended the lease agreement for our headquarters with ESS. The terms of the amendment included a reduction in the monthly rent to then current market rates. We do not expect general and administrative expenses to increase significantly in future periods.

     Interest income and other, net. Interest income and other, net, was $369,000 for the six months ended June 30, 2004, compared to $366,000 for the six months ended June 30, 2003.

Liquidity and Capital Resources

     As of June 30, 2004, we had $23.6 million in cash and cash equivalents, restricted cash and short-term investments compared to $26.5 million as of December 31, 2003, representing a decrease of $2.9 million.

     Our principal sources of liquidity are cash and cash equivalents and investments. Net cash used in operating activities was $3.7 million for the six months ended June 30, 2004 compared to $1.9 million for the six months ended June 30, 2003, representing an increase of approximately $1.8. This increase was primarily due to an increase in purchases of inventory and a decrease in accounts payable, offset by an increase in cash received from sales of our products.

     Net cash provided by investing activities for the six months ended June 30, 2004 was $3.8 million compared to $3.1 million for the six months ended June 30, 2003. Net cash provided by investing activities was primarily related to proceeds from the sale of short-term investments.

     Net cash provided by financing activities for the six months ended June 30, 2004 was $8,000 compared to $288,000 of net cash used in financing activities for the six months ended June 30, 2003. Net cash used in financing activities for the six months ended June 30, 2003 was primarily related to repurchases of our common stock.

     Capital expenditures for the six-month period ending December 31, 2004 are expected to be less than $100,000, primarily to acquire capital equipment. We may utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Any such acquisition or investment may significantly increase our planned requirements for capital. From time to time, in the ordinary course of our business, we may evaluate potential acquisitions of or investments in such businesses, products or technologies owned by third parties.

     In September 2001, the Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock in open market or private transactions over a twelve-month period. In June 2002, the Board of Directors authorized the existing stock repurchase program be extended to include the repurchase of up to an additional 10,000,000 shares of common stock. Through December 31, 2002, we repurchased approximately 11,205,000 shares of common stock at an aggregate cost of $9.1 million. During the first quarter of 2003, we repurchased approximately 759,000 shares for an aggregate cost of approximately $295,000. There were no common stock repurchases in the second, third and fourth quarters of 2003 nor in the first six months of 2004. As of June 30, 2004, approximately 8,036,000 shares remain authorized for repurchase.

     In January 2000, we entered into a three-year non-cancelable lease agreement for our headquarters with ESS. In July 2003, we amended the lease. The terms of the amendment include a 60% reduction in the amount of square footage leased, a reduction in the monthly rent to then current market rates and an extension of the term from December 31, 2003 to June 30, 2005. Under the terms of this and other leases, with various expiration dates through 2006, our future minimum rental payments as of June 30, 2004 are as follows: $267,000, $351,000 and $141,000 for the six months ended 2004 and for the years ended 2005, and 2006 respectively.

     We believe that our existing cash and cash equivalents and investments will be sufficient to fund our operations through June 30, 2005. However, to continue our operations beyond that date, or if our current level of operations change, or to achieve our longer-term goals of introducing additional products to consumers and to support and sustain a significant national consumer marketing campaign, we believe we will need to raise additional capital, which may not be available on acceptable terms, if at all. We have historically used vendor credit as well as private offerings of convertible preferred stock and common stock to fund operations and provide for capital requirements. However, the price per share of any future equity-related financing will be determined at the time the offering is made and cannot be anticipated at this time. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders is likely to or will be reduced and such equity securities may have rights, preferences or privileges better than those of current stockholders. We cannot assure you that any additional financing will be available or that, if available, it will be sufficient or it can be obtained on terms favorable to us or our stockholders. If adequate funds are not available if and when needed, we would be required to delay, limit or eliminate some or all of our proposed operations. In June 2004, we announced that we had retained an investment banking firm to advise us on a range of strategic alternatives, including a possible sale of the company. Our board of directors has appointed a special committee of independent directors to work with the investment banking firm and evaluate any strategic alternatives which may be presented for consideration.

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

ITEM 3: Quantitative and Qualitative Disclosure About Market Risk

     Interest Rate Risks. We invest in short-term & long-term investments. Consequently, we are exposed to fluctuations in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuations in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for sale, and at June 30, 2004, are recorded at market values.

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

PART II. OTHER INFORMATION

ITEM 4: Submission of Matters to a Vote of Security Holders

     The annual meeting of Stockholders of Vialta, Inc. was held on June 15, 2004. Of the 82,866,540 shares of common stock outstanding and entitled to vote at the meeting as of the record date for the meeting, 47,348,638 shares of common stock were represented in person or by proxy. At the meeting, stockholders elected six directors of the Company and ratified the appointment of PricewaterhouseCoopers LLP as independent auditors for 2004. The results of stockholder voting are as follows:

Election of Directors

	Votes for	Withheld
Fred S. L. Chan	38,833,770	8,514,868
Didier Pietri	38,838,333	8,510,305
George M. Cain	47,192,133	156,505
Herbert Chang	43,014,750	4,333,888
Michael S. Dubester	47,192,992	155,646
Matthew K. Fong	38,794,418	8,554,220

Ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors

For	47,272,510
Against	70,130
Abstain	5,998

ITEM 6: Exhibits and Reports on Form 8-K

(a)	Exhibits. We incorporate by reference all exhibits filed in connection with our annual report on Form 10K for the year ended December 31, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIALTA, INC. (Registrant)

Date: August 13, 2004	By:	/s/ Didier Pietri

Didier Pietri
Chief Executive Officer

	By:	/s/ William M. Scharninghausen

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