Form 10-Q
period 2004-09-30
VIALTA INC
filed 2004-11-12
CIK 1141363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004.

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

     Yes ☐ No ☑

     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, on November 5, 2004 was 83,014,044 shares.

VIALTA, INC.
FORM 10-Q: QUARTER ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

VIALTA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$12,261	$13,756
Restricted cash	3,049	2,226
Short-term investments	6,213	10,552
Accounts receivable, net	781	3,941
Inventories	6,928	5,196
Prepaid expenses and other	306	729

Total current assets	29,538	36,400
Property and equipment, net	345	685
Other assets	29	29

Total assets	$29,912	$37,114

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$793	$1,915
Accrued liabilities and other	2,302	3,149
Deferred profit	1,094	3,997

Total current liabilities	4,189	9,061

Stockholders’ equity:
Common stock	95	95
Additional paid-in capital	144,122	144,114
Treasury stock	(9,458)	(9,458)
Accumulated deficit	(109,020)	(106,709)
Accumulated other comprehensive income (loss)	(16)	11

Total stockholders’ equity	25,723	28,053

Total liabilities and stockholders’ equity	$29,912	$37,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIALTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenue	$1,365	$1,284	$9,121	$7,647
Cost of goods sold	3,718	517	6,111	1,950

Gross profit (loss)	(2,353)	767	3,010	5,697

Operating expenses:
Engineering and development	321	480	923	2,069
Sales and marketing	284	547	1,400	1,630
General and administrative	845	1,091	3,538	4,795

Total operating expenses	1,450	2,118	5,861	8,494

Operating loss	(3,803)	(1,351)	(2,851)	(2,797)
Interest income and other, net	171	168	540	534

Net loss	$(3,632)	$(1,183)	$(2,311)	$(2,263)

Net loss per share:
Basic and diluted	$(0.04)	$(0.01)	$(0.03)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	82,985	82,227	82,899	82,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIALTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,311)	$(2,263)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	346	1,288
Changes in operating assets and liabilities:
Accounts receivable, net	3160	96
Inventories	(1,732)	(2,063)
Prepaid expenses and other	423	(981)
Restricted cash deposit	(823)	—
Deferred profit	(2,903)	(1,191)
Accounts payable and accrued liabilities and other	(1,969)	(539)

Net cash used in operating activities	(5,809)	(5,653)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(4,300)	(16,492)
Proceeds from sales of short-term investments	8,612	15,766
Acquisitions of property and equipment	(6)	(166)

Net cash provided by (used in) investing activities:	4,306	(892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares of common stock	8	7
Repurchases of shares of common stock	—	(295)

Net cash provided by (used in) financing activities:	8	(288)

Net decrease in cash and cash equivalents	(1,495)	(6,833)
Cash and cash equivalents, beginning of the period	13,756	21,863

Cash and cash equivalents, end of the period	$12,261	$15,030

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

     Our VistaFrame product is a digital picture frame that allows users to display photographs directly from a digital camera memory card or from VistaFrame’s internal memory. VistaFrame is compatible with most standard card formats and does not require a camera or computer connection, special wiring or web based services to display digital photographs. With VistaFrame, consumers can view digital pictures individually or in a custom slideshow format with the user selecting the pictures, the display sequence, display interval and the transition effect. VistaFrame is currently available through retailers such as The Sharper Image, The Good Guys and Cinmar, among others.

     Since our inception, we have incurred substantial losses and negative cash flows from operations. We expect operating losses and negative cash flows from operations to continue for the foreseeable future and anticipate that losses may increase from current levels because of additional costs and expenses related to sales and marketing activities, expansion of operations, expansion of product offerings and development of relationships with other businesses. We believe that we have sufficient cash and cash equivalents, restricted cash and investments to fund our existing operations through September 30, 2005. However, in the longer term, failure to generate sufficient revenues, raise additional capital or reduce spending could have a material adverse effect on our ability to continue to operate our business. In June 2004, we announced that we had retained an investment banking firm to advise us on a range of strategic alternatives, including a possible sale of the company. Our board of directors has appointed a special committee of independent directors to work with the investment banking firm and evaluate any strategic alternatives which may be presented for consideration.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed interim financial statements contain all adjustments, all of which are normal and recurring in nature, necessary to fairly present our financial position, operating results and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in our Annual Report on Form 10-K filed on March 26, 2004. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any other period or for the fiscal year ending December 31, 2004.

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

Warranty

     We provide a limited warranty on our products for periods ranging from 90 days to 12 months from the date of sale to the end customers. We estimate warranty costs based on historical experience and accrue for estimated costs as a charge to cost of sales when revenue is recognized. The following table shows the details of the product warranty accrual, as required by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for the nine months ended September 30, 2004 (in thousands):

September 30,
2004
Beginning balance	$768
Accruals for warranties issued during the period	133
Settlements made during the period	(202)

Ending balance	$699

Comprehensive income

     Comprehensive income is defined to include all changes in equity during a period from non-owner sources. For the three and nine months ended September 30, 2004 and September 30, 2003, comprehensive income approximated the net income reported.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss, as reported	$(3,632)	$(1,183)	$(2,311)	$(2,263)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(141)	(286)	(554)	(1,024)

Pro forma net loss	$(3,773)	$(1,469)	$(2,865)	$(3,287)

Pro forma net loss per share:
Basic and diluted	$(0.05)	$(0.02)	$(0.03)	$(0.04)

NOTE 3. RELATED PARTY TRANSACTIONS

     The following is a summary of major transactions between us and ESS Technology, Inc., which was our parent company prior to August 2001, for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net payables at beginning of period	$(223)	$(477)	$(281)	$(33)
Charges by Vialta to ESS	—	—	55	2
Charges by ESS to Vialta:
Purchase of products	(93)	(176)	(815)	(195)
Building lease	(130)	(127)	(377)	(1,054)
Other	(2)	(12)	(12)	(65)
Cash receipts from ESS	(37)	—	(55)	(2)
Cash payments made to ESS	304	580	1,304	1,135

Net payables at end of period	$(181)	$(212)	$(181)	$(212)

NOTE 4. INVENTORIES

     The following table summarizes the activity in inventories and reserves for the nine months ended September 30, 2004 (in thousands):

	Gross	Reserve	Net
As of December 31, 2003	$9,332	$(4,136)	$5,196
Purchase of inventories	10,214	—	10,214
Additional reserves	—	(3,390)	(3,390)
Shipments	(6,963)	1,895	(5,068)
Use or Disposal of inventories	(115)	91	(24)

As of September 30, 2004	$12,468	$(5,540)	$6,928

Raw Material	$5,838	$(1,615)	$4,223
Finished Goods	6,630	(3,925)	2,705

	$12,468	$(5,540)	$6,928

     Included in cost of goods sold for the three months ended September 30, 2004 was $3.4 million in additional reserves for raw material and finished goods inventory related to our products. During the three months ended September 30, 2004 cost of goods sold was higher than what would have been recognized had these additional reserves not been recorded. In addition, because a portion of our inventory costs for our Beamer videophone products were reserved in prior periods, the cost of goods sold for the nine months ended September 30, 2004 was lower than what would have been recorded had inventory costs not been previously reserved.

NOTE 5. BALANCE SHEET COMPONENTS (in thousands)

	September 30,	December 31,
	2004	2003
Short-term investments
US Government debt securities	$4,400	$3,480
Corporate debt securities	1,813	7,072

	$6,213	$10,552

Accounts receivable, net
Accounts receivable	$852	$4,004
Less: Allowance for doubtful accounts	(71)	(63)

	$781	$3,941

Prepaid expenses and other
Prepaid insurance	$284	$308
Other receivables from supplier	—	296
Other current assets	22	125

	$306	$729

Property and equipment, net
Machinery and equipment	$1,037	$5,918
Furniture and fixtures	551	561
Software and web site development cost	259	5,323

	1,847	11,802
Less: Accumulated depreciation	(1,502)	(11,117)

	$345	$685

Accrued liabilities and other
Accrued compensation costs	$911	$1,241
Customer deposits	6	764
Product return/warranty liability	699	484
Accrued charges, related party	181	281
Other current liabililties	505	379

	$2,302	$3,149

Deferred profit
Deferred revenue	$1,706	$5,198
Deferred costs	(612)	(1,201)

Deferred profit	$1,094	$3,997

NOTE 6. COMPUTATION OF NET INCOME PER SHARE

     Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the periods (in thousands, except per share amounts).

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(3,632)	$(1,183)	$(2,311)	$(2,263)

Basic and diluted weighted average common shares outstanding	82,985	82,227	82,899	82,205

Net and diluted net loss per share	$(0.04)	$(0.01)	$(0.03)	$(0.03)

     Common stock equivalents of 11,700,000 at September 30, 2004 and 12,628,000 shares at September 30, 2003 have been excluded from the net and diluted net loss per share calculation above because to include them would be anti-dilutive for the periods indicated.

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

     Our VistaFrame product is a digital picture frame that allows users to display photographs directly from a digital camera memory card or from VistaFrame’s internal memory. VistaFrame is compatible with most standard card formats and does not require a camera or computer connection, special wiring or web based services. With VistaFrame consumers can view digital pictures individually or in a custom slideshow format with the user selecting the pictures, the display sequence, display interval and the transition effect. VistaFrame is currently available through retailers such as The Sharper Image, The Good Guys and Cinmar, among others.

     Since our inception, we have financed our operations primarily from funds raised in private offerings of convertible preferred stock and common stock. For the three months ended September 30, 2004 and September 30, 2003 we had net losses of $3.6 million and $1.2 million, respectively. For the nine months ended September 30, 2004 and September 30, 2003 we had net losses of $2.3 million and $2.3 million, respectively. We expect to incur losses at least for fiscal 2004. As of September 30, 2004, we had an accumulated deficit of $109.0 million.

Results of Operations

For the three months ended September 30, 2004 compared with three months ended September 30, 2003

     Net revenue. Net revenue was $1.4 million for the three months ended September 30, 2004 compared to $1.3 million for the three months ended September 30, 2003. The increase was the result of $848,000 in net revenue from our new products, (Beamer TV, Beamer FX and VistaFrame). The increase in net revenue from new products in the three months ended September 30, 2004 was partially offset by a decrease of $754,000 in net revenue from sales of our original product, Beamer.

     Cost of goods sold. Cost of goods sold was $3.7 million for the three months ended September 30, 2004 compared to $517,000 for the three months ended September 30, 2003. This increase is primarily due to additional inventory reserves of $3.4 million on raw material and finished goods inventory which was recorded during the current quarter and costs associated with our newer products (Beamer TV, Beamer FX and VistaFrame). During the three months ended September 30, 2004 cost of goods sold was higher than what would have been recognized had these additional reserves not been recorded.

     Gross profit (loss). Gross loss was $2.4 million for the three months ended September 30, 2004 compared to gross profit of $767,000 for the three months ended September 30, 2003. These amounts reflect inventory reserves recorded in the current and previous periods.

     Engineering and development. Engineering and development expenses were $321,000 for the three months ended September 30,

2004, compared to $480,000 for the three months ended September 30, 2003. The decrease was primarily due to reductions in engineering and development personnel. We do not expect engineering and development expenses to increase significantly in future periods.

     Sales and marketing. Sales and marketing expenses were $284,000 for the three months ended September 30, 2004, compared to $547,000 for the three months ended September 30, 2003. The decrease was primarily due to reductions in sales and marketing personnel. We expect sales and marketing spending to moderately increase in the fourth quarter to support retail and consumer marketing initiatives during the holiday season. We do not currently have the resources to support a significant and sustained national advertising and consumer awareness program which may be necessary to maintain or significantly increase sales.

     General and administrative. General and administrative expenses were $845,000 for the three months ended September 30, 2004 compared to $1.1 million for the three months ended September 30, 2003. The decrease was primarily due to a reduction in general and administrative personnel, a decrease in legal expenses and a decrease in insurance premiums.

     Interest income and other, net. Interest income and other, net, was $171,000 for the three months ended September 30, 2004, compared to $168,000 for the three months ended September 30, 2003.

For the nine months ended September 30, 2004 compared with nine months ended September 30, 2003

     Net revenue. Net revenue was $9.1 million for the nine months ended September 30, 2004 compared to $7.6 million for the nine months ended September 30, 2003. The increase in net revenue was the result of an increase in the number of retailers and distributors which carry our products combined with an increase in the number of products offered, partially offset by a decrease in sales from our original Beamer product. Net revenue for the nine months ended September 30, 2004 included $3.9 million in revenue from new products, such as Beamer TV and VistaFrame and $5.2 million in revenue from sales of Beamer.

     Cost of goods sold. Cost of goods sold was $6.1 million for the nine months ended September 30, 2004 compared to $2.0 million for the nine months ended September 30, 2003. This increase is primarily due to additional inventory reserves of $3.4 million on raw material and finished goods inventory which was recorded during the current quarter and to costs associated with our newer products (Beamer TV, Beamer FX and VistaFrame). In addition, because a portion of our inventory costs for our Beamer videophone products were reserved in prior periods, the cost of goods sold for the nine months ended September 30, 2004 and September 30, 2003 was lower than what would have been recorded had inventory costs not been previously reserved.

     Gross profit. Gross profit was $3.0 million for the nine months ended September 30, 2004 compared to $5.7 million for the nine months ended September 30, 2003. These amounts reflect inventory reserves recorded in the current and previous periods.

     Engineering and development. Engineering and development expenses were $923,000 for the nine months ended September 30, 2004, compared to $2.1 million for the nine months ended September 30, 2003. The decrease was primarily due to reductions in engineering and development personnel. We do not expect engineering and development expenses to increase significantly in future periods.

     Sales and marketing. Sales and marketing expenses were $1.4 million for each of the nine months ended September 30, 2004, compared to $1.6 million for the nine months ended September 30, 2003. We expect sales and marketing spending to increase moderately in the fourth quarter to support retail and consumer marketing initiatives during the holiday season. We do not currently have the resources to support a significant and sustained national advertising and consumer awareness program which may be necessary to maintain or significantly increase sales.

     General and administrative. General and administrative expenses were $3.5 million for the nine months ended September 30, 2004, compared to $4.8 million for the nine months ended September 30, 2003. The decrease was primarily due to a reduction in general and administrative personnel, a decrease in legal expenses, a decrease in insurance premiums and a decrease in rent expense. In July 2003, we amended the lease agreement for our headquarters with ESS. The terms of the amendment included a reduction in the monthly rent to then current market rates. We do not expect general and administrative expenses to increase significantly in future periods.

     Interest income and other, net. Interest income and other, net, was $540,000 for the nine months ended September 30, 2004, compared to $534,000 for the nine months ended September 30, 2003.

Liquidity and Capital Resources

     As of September 30, 2004, we had $21.5 million in cash and cash equivalents, restricted cash and short-term investments compared to $26.5 million as of December 31, 2003, representing a decrease of $5.0 million.

     Our principal sources of liquidity are cash and cash equivalents and investments. Net cash used in operating activities was $5.8 million for the nine months ended September 30, 2004 compared to $5.7 million for the nine months ended September 30, 2003, representing an increase of approximately $100,000.

     Net cash provided by investing activities for the nine months ended September 30, 2004 was $4.3 million. Net cash provided by investing activities was primarily related to proceeds from the sale of short-term investments. Net cash used in investing activities was $892,000 million for the nine months ended September 30, 2003. Net cash used in investing activities was primarily related to purchases of short-term investments.

     Net cash provided by financing activities for the nine months ended September 30, 2004 was $8,000 compared to $288,000 of net cash used in financing activities for the nine months ended September 30, 2003. Net cash used in financing activities for the nine months ended September 30, 2003 was primarily related to repurchases of our common stock.

     Capital expenditures for the three-month period ending December 31, 2004 are expected to be less than $25,000, primarily to acquire capital equipment. We may utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Any such acquisition or investment may significantly increase our planned requirements for capital. From time to time, in the ordinary course of our business, we may evaluate potential acquisitions of investments in such businesses, products or technologies owned by third parties.

     In September 2001, the Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock in open market or private transactions over a twelve-month period. In June 2002, the Board of Directors authorized the existing stock repurchase program be extended to include the repurchase of up to an additional 10,000,000 shares of common stock. Through December 31, 2003, we repurchased approximately 11,964,000 shares of common stock at an aggregate cost of $9.4 million. There were no common stock repurchases during the nine months ended September 30, 2004. As of September 30, 2004, approximately 8,036,000 shares remain authorized for repurchase.

     In January 2000, we entered into a three-year non-cancelable lease agreement for our headquarters with ESS. In July 2003, we amended the lease. The terms of the amendment include a 60% reduction in the amount of square footage leased, a reduction in the monthly rent to then current market rates and an extension of the term from December 31, 2003 to June 30, 2005. Under the terms of this and other leases, with various expiration dates through 2006, our future minimum rental payments as of September 30, 2004 are as follows: $138,000, $351,000 and $141,000 for the three months ending December 31, 2004 and for the years ending December 31, 2005, and 2006 respectively.

     We believe that our existing cash and cash equivalents and investments will be sufficient to fund our operations through September 30, 2005. However, to continue our operations beyond that date, or if our current level of operations change, or to achieve our longer-term goals of introducing additional products to consumers and to support and sustain a significant national consumer marketing campaign, we believe we will need to raise additional capital, which may not be available on acceptable terms, if at all. We have historically used vendor credit as well as private offerings of convertible preferred stock and common stock to fund operations and provide for capital requirements. However, the price per share of any future equity-related financing will be determined at the time the offering is made and cannot be anticipated at this time. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders is likely to or will be reduced and such equity securities may have rights, preferences or privileges better than those of current stockholders. We cannot assure you that any additional financing will be available or that, if available, it will be sufficient or it can be obtained on terms favorable to us or our stockholders. If adequate funds are not available if and when needed, we would be required to delay, limit or eliminate some or all of our proposed operations. In June 2004, we announced that we had retained an investment banking firm to advise us on a range of strategic alternatives, including a possible sale of the company. Our board of directors has appointed a special committee of independent directors to work with the investment banking firm and evaluate any strategic alternatives which may be presented for consideration.

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

ITEM 3: Quantitative and Qualitative Disclosure About Market Risk

     Interest Rate Risks. We invest in short-term investments. Consequently, we are exposed to fluctuations in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuations in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for sale, and at September 30, 2004, are recorded at market values.

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

PART II. OTHER INFORMATION

ITEM 6: Exhibits and Reports on Form 8-K

(a)	Exhibits. We incorporate by reference all exhibits filed in connection with our annual report on Form 10-K for the year ended December 31, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended September 30, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIALTA, INC. (Registrant)
Date: November 12, 2004	By:	/s/ Didier Pietri
Didier Pietri
Chief Executive Officer

By:	/s/ William M. Scharninghausen
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