Form 10-K
period 2004-12-31
VIALTA INC
filed 2005-03-31
CIK 1141363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Fiscal Year ended December 31, 2004.

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendments to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2)     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2004 (based on the average bid and ask price on the OTC Bulletin Board as of such date) was approximately $17,818,000.
      The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, on March 7, 2005 was 83,052,852 shares.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive proxy statement relating to its 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Form 10-K Report.

VIALTA, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2004

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
      This report contains forward-looking statements that involve risks and uncertainties. All statements contained in this report that are not purely historical could be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “intend,” “continue,” and similar expressions, are intended to identify forward-looking statements. These forward-looking statements might include, without limitation, projections of our future financial performance, our anticipated growth and anticipated trends in our businesses; the features, benefits and advantages of our products; the development of new products, enhancements or technologies; business and sales strategies; developments in our target markets; matters relating to distribution channels, proprietary rights, facilities needs, competition and litigation; future gross margins and operating expense levels; and capital needs. These statements reflect the current views of Vialta or its management with respect to future events and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions proved incorrect, our actual results, performance or achievements in fiscal 2005 and beyond could differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to material differences include, but are not limited to, the merger with Victory Acquisition Corp. not occurring or not closing within the expected timeframe, those discussed below in Item 7 under the heading “Other Factors That May Affect Our Business and Future Results:” and the risks discussed in our other filings with the Securities and Exchange Commission. We encourage you to read that section carefully. You should not regard the inclusion of forward-looking information as a representation by us or any other person that the future events, plans or expectations contemplated by us will be achieved. Vialta undertakes no obligation to release publicly any updates or revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

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
      On March 29, 2005, we announced a definitive agreement to merge with Victory Acquisition Corp., a newly formed entity established by Fred S.L. Chan, Chairman of the Company, and certain of his family members. Victory will acquire the approximately 60% of our stock not owned by it for $0.36 per share in cash. The merger is expected to be completed in the second quarter of 2005 and is subject to Vialta shareholder and customary approvals.
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
      Our Beamer videophone products include models that are standalone (such as our first videophone product known as Beamer) or connect through most televisions (the Beamer TVtm), and may include the ability to send and receive digital pictures (the Beamer FXtm). All of our Beamer videophone products are compatible with any home phone over any standard (analog) home phone line and do not require any additional equipment (other than a compatible television, in the case of Beamer TV) or wiring. In addition, our Beamer videophone products provide the consumer with three viewing options (the calling party, the receiving party, or picture-in-picture) and the ability to adjust the level of movement fluidity in relation to detail. Our videophone products also have a “snapshot” feature that temporarily pauses any new video transmission, resulting in a higher resolution image on the LCD or television screen, depending on the model. A “video start” feature gives users full control over initiating the video transmission to another user, for complete video privacy whenever desired. Beamer won a 2003 “Best of Innovations” award in the telephone category from the Consumer Electronics Association based on criteria consisting of value to users, aesthetics, innovativeness, and contributions to quality of life. Beamer also won a 2003 “Good Buy” award from Good Housekeeping magazine based on criteria including ingenuity, value and exceptional performance. In addition, Beamer TV won a 2004 “Best of Innovations Honoree Award” from the Consumer Electronics Association.
      During 2004, we announced that we had developed a broadband version of our Beamer videophone and that field-testing and public availability of a broadband Beamer videophone would occur before the end of 2004. We have delayed field-tests of our broadband videophone products while we continue to refine and test prototypes of these products. We currently expect to field-test our broadband videophone products with a few select broadband service providers in the second half of 2005. We expect commercial introduction of broadband versions of our Beamer videophone products to occur in 2006.
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
Sales and Marketing
      We began nationwide retail distribution of our first Beamer videophone during the third quarter of 2002. Beamer TV, Beamer FX and VistaFrame began nationwide retail distribution in the third quarter of 2003. Our Beamer videophone products are currently carried by retailers such as Best Buy, Fry’s Electronics, The Good Guys, The Discovery Channel, Cinmar (The Frontgate Catalog) and The Sharper Image, among others. VistaFrame is currently carried by retailers such as The Sharper Image, The Discovery Channel, Cinmar and The Good Guys. Sales to The Sharper Image represented 23% and sales to CEC represented 12% of our total revenue in 2004. We market our Beamer videophone products and VistaFrame to retailers and distributors in the U.S. market through a combination of our direct sales force and independent sales representatives. All of our products may also be purchased directly by consumers from our on-line web store. In 2004 our retail and marketing initiatives included targeted print advertising such as in product circulars and catalogs, special promotions and price rebates. In 2004 we continued to expand our distribution for our Beamer videophone products and VistaFrame in the international consumer market through distributors and strategic partners in such countries as China, Taiwan, Korea, Greece, Mexico, The Netherlands, Switzerland, Turkey, The United Kingdom, France, India, Indonesia, Portugal, South Africa, Spain and Belgium.
      To continue to build consumer demand and acceptance for our products, we expect to continue to provide for retail and consumer initiatives, including direct mail, e-marketing campaigns, special promotions and other initiatives. Whenever possible, we will combine branding with product promotion opportunities. In addition, we will continue to place an emphasis on generating favorable press from industry analysts, trade reporters and the general consumer media.
Product Development
      Our product development efforts focus on bringing innovative digital consumer electronics products to the retail marketplace. Because much of the core development related to our Beamer videophone products and VistaFrame has already been completed, our engineers are engaged in the development of new products and other improvements and modifications to our existing products. We are currently continuing the development of our Beamer videophone products for broadband. We currently expect to field-test our broadband videophone products with a few select broadband service providers in the second half of 2005 and we expect commercial introduction of broadband versions of our Beamer videophone products to occur in 2006.
Intellectual Property
      We rely on a combination of patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect proprietary rights. We have filed two patent applications, one to cover proprietary functions and digital encoder and decoder solutions for ViDVD, a product we discontinued in 2002 and another to cover audio compression technology. In addition, we have filed similar applications in Taiwan and under the Patent Cooperation Treaty. To date, none of the patents have been issued.
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
      At the time of our formation, we entered into several intellectual property agreements with ESS. We purchased from ESS all of ESS’ proprietary rights and benefits conferred under U.S. laws with respect to its videophone business. The master technology ownership and license agreement supercedes prior intellectual property and research and development agreements between ESS and us. In addition, we entered into a purchase agreement under which ESS agreed to provide us with semiconductor products. Financial information regarding our related party transactions with ESS are set forth in Note 9 of the Notes to Consolidated Financial Statements in Item 8 of this report.
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
Seasonality
      Our operating results are subject to seasonality and to quarterly and annual fluctuations. Domestic consumer electronic product sales have traditionally been much higher during the holiday shopping season than during other times of the year. Our domestic sales this past year reflected this anticipated seasonality.
Competition
      Our Beamer videophone products compete directly with several other companies in the videophone market that offer products delivering similar features. We believe none of these companies has secured nationwide retail distribution relationships. The majority of our competitors’ videophone products are primarily available through specialized retailers and websites. Furthermore, the majority of other videophone models have been integrated with handsets and have a significantly higher per unit retail price than our Beamer videophone products. We believe the key competitive factors for videophone products are price, cost to use, quality of the video (especially moving images), retail distribution, brand awareness and ease of installation and use. We believe that among manufacturers of videophones that use analog phone lines, we compete favorably on the basis of price, video quality, product availability and ease of installation and use. In addition, we face competition from other video communication products utilizing Internet and broadband connections and digital camera cellular telephones. Internet and broadband products, which frequently are priced less than our Beamer videophone products, utilize a personal computer or television, currently require subscription to an ISP and may require additional subscription services. These products may also be interoperable with users of competitive products, provide multiple transmission and storage options, and act as a digital camera. Digital camera cellular telephones only offer still picture transmission or reception and require a digital cellular connection. Many of the current and prospective competitors in this market are larger, better known and have greater resources and experience than us.
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
Financial Information about Segments and Geographic Areas
      We operate as one business segment in two geographic areas — domestic and international. Financial information about our business and geographic areas is set forth in Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Employees
      As of February 28, 2005, we had 38 employees, including 11 in research and development, 6 in marketing, sales and support, 12 in manufacturing and operations and 9 in finance and administration.
Item 2:     Properties
      As of February 28, 2005, our corporate headquarters occupies approximately 31,000 square feet of a building located in Fremont, California, under a lease from ESS that expires in July 2005. We also lease office space for a development center in Hong Kong. We believe that our existing facilities are adequate for our current needs. We believe that, if necessary, we will be able to renew our lease prior to its expiration in July 2005 or we will be able to find adequate office space elsewhere in the area at comparable rates.
Item 3:     Legal Proceedings
      We are not a party to any litigation at the present time.
Item 4:     Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5:	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
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

	High	Low

Fiscal 2002:
First Quarter ended March 31, 2002	$1.50	$1.01
Second Quarter ended June 30, 2002	$1.07	$0.45
Third Quarter ended September 30, 2002	$1.18	$0.59
Fourth Quarter ended December 31, 2002	$0.72	$0.26
Fiscal 2003:
First Quarter ended March 31, 2003	$0.45	$0.30
Second Quarter ended June 30, 2003	$0.51	$0.28
Third Quarter ended September 30, 2003	$0.49	$0.33
Fourth Quarter ended December 31, 2003	$0.81	$0.35
Fiscal 2004:
First Quarter ended March 31, 2004	$0.70	$0.32
Second Quarter ended June 30, 2004	$0.39	$0.32
Third Quarter ended September 30, 2004	$0.35	$0.23
Fourth Quarter ended December 31, 2004	$0.25	$0.16
      As of March 7, 2005, there were approximately 329 record holders of our common stock.
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

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue, net	$12,747	$10,331	$—	$—	$—
Cost of good sold	8,022	2,941	—	—	—

Gross profit	4,725	7,390	—	—	—

Operating expenses:
Product costs	—	—	10,421	—	—
Engineering and development	1,247	2,557	13,264	25,250	19,558
Sales and marketing	2,011	4,427	3,100	3,738	2,927
General and administrative	4,573	5,753	5,643	9,301	6,699
Amortization and impairment of content licenses	—	—	11,395	—	—

Total operating expenses	7,831	12,737	43,823	38,289	29,184

Operating loss	(3,106)	(5,347)	(43,823)	(38,289)	(29,184)
Interest income, net	717	733	1,244	3,606	7,688
Gain on investment	—	571	—	—	—
Other income (expense)	—	—	—	(1,266)	(1,682)

Loss before income tax benefit	(2,389)	(4,043)	(42,579)	(35,949)	(23,178)
Income tax benefit	—	—	—	—	260

Net loss	$(2,389)	$(4,043)	$(42,579)	$(35,949)	$(22,918)

Net loss per share:
Basic and diluted	$(0.03)	$(0.05)	$(0.51)	$(0.83)	$(3.68)

Weighted average common shares outstanding:
Basic and diluted	82,930	82,285	83,578	43,248	6,222

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$18,402	$24,308	$32,701	$67,428	$136,490
Restricted cash	3,057	2,226	—	—	—
Working capital	22,261	25,365	30,201	66,830	109,870
Total assets	29,402	37,114	40,327	83,866	153,691
Total current liabilities	3,753	9,061	7,949	3,587	33,594
Redeemable convertible preferred stock	—	—	—	—	142,600
Total stockholders’ equity (deficit)	25,649	28,053	32,378	80,279	(22,503)

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
Overview
      We develop, design and market consumer electronics products designed to maximize the advantages of digital technology in a convenient and easy-to-use manner. Our primary products are the Beamertm personal videophone line and the VistaFrametm digital picture frame. Our Beamer videophone products add color video to phone calls, enabling users to see the person they are calling. Since both parties to a video call must have a Beamer videophone product (or compatible videophone), our videophone products are primarily sold in pairs. Our Beamer videophone products work with any home phone over any standard (analog) home phone line, at no additional cost to a regular phone call. Our Beamer videophone products include models that are standalone (such as our first videophone product known as Beamer) or connect through most televisions (the Beamer TVtm), and may include the ability to send and receive digital pictures (the Beamer FXtm). Our Beamer videophone products are currently carried by retailers such as Best Buy, Fry’s Electronics, The Good Guys, The Discovery Channel, Cinmar (The Frontgate Catalog) and The Sharper Image, among others.
      Our VistaFrame product is a digital picture frame that allows users to display photographs directly from a digital camera memory card or from VistaFrame’s internal memory. VistaFrame is compatible with most standard card formats and does not require a camera or computer connection, special wiring or web based services to display digital photographs. With VistaFrame, consumers can view digital pictures individually or in a custom slideshow format with the user selecting the pictures, the display sequence, display interval and the transition effect. VistaFrame is currently carried by retailers such as The Sharper Image, The Discovery Channel, Cinmar and The Good Guys.
      Since our inception, we have financed our operations primarily from funds raised in private offerings of convertible preferred stock and common stock and through vendor credit. For the years ended December 31, 2004, 2003, and 2002 we had net losses of $2.4 million, $4.0 million and $42.6 million, respectively, and expect to incur losses in 2005. As of December 31, 2004, we had an accumulated deficit of $109.1 million.
      On March 29, 2005, we announced a definitive agreement to merge with Victory Acquisition Corp., a newly formed entity established by Fred S.L. Chan, Chairman of the Company, and certain of his family members. Victory will acquire the approximately 60% of our stock not owned by it for $0.36 per share in cash. The merger is expected to be completed in the second quarter of 2005 and is subject to Vialta shareholder and customary approvals.
Results of Operations

For the year ended December 31, 2004 compared with the year ended December 31, 2003
      Net revenue. Net revenue was $12.7 million for the year ended December 31, 2004 compared to $10.3 million for the year ended December 31, 2003. The revenue growth was substantially driven by an increase in units’ sales volume. Net revenue included $9.3 million in domestic sales for 2004 compared to $7.1 million for 2003 and $3.4 million in international sales for 2004 compared to $3.2 million for 2003. Net revenue from sales of our Beamer videophone products accounted for 73% of total net revenue. The increase in net revenue reflected the recognition in 2004 of $5.2 million of revenue deferred at December 31, 2003, compared to $3.2 million of revenue that was deferred at December 31, 2002 and that was recognized in fiscal 2003. At December 31, 2004 the Company had $3.1 million in deferred revenue. For the fiscal year 2004, The Sharper Image and CEC accounted for approximately 23% and 12%, respectively, of our net revenue. For the fiscal year 2003, Best Buy and CEC accounted for approximately 18% and 16%, respectively, of our net revenue.
      Cost of goods sold. Cost of goods sold was $8.0 million for the year ended December 31, 2004 compared to $2.9 million for the year ended December 31, 2003. This increase is primarily due to additional inventory reserves of $3.4 million on raw material and finished goods inventory, which was recorded during the third quarter of 2004. In addition, during the second half of 2004 product costs were recorded at full cost as compared to the first half of 2004 and fiscal 2003 where 56% and 83%, respectively, of our inventory costs for our Beamer videophone products were expensed in prior periods. At September 30, 2002, we had no historical experience selling Beamer (our first videophone Product) and there was significant uncertainty regarding our ability to recover costs incurred in building inventories related to Beamer. As a result, we expensed Beamer inventory costs as incurred through the third quarter of 2002. Following the nationwide commercial launch of Beamer, we began to capitalize the additional value of Beamer inventory costs in the fourth quarter of 2002. Because a significant portion of our inventory for raw materials and finished goods for our Beamer videophone products was expensed in prior periods, cost of goods sold for the years ended December 31, 2004 and 2003 was lower than what would otherwise have been recorded.
      Gross profit. Gross profit was $4.7 million for the year ended December 31, 2004 compared to $7.4 million for the year ended December 31, 2003. If we had not previously expensed inventory costs, our gross profit would have been approximately $2.0 million for the year ended December 31, 2004.
      Engineering and development. Engineering and development expenses were $1.2 million for the year ended December 31, 2004, compared to $2.6 million for the year ended December 31, 2003. The decrease was primarily due to reductions in engineering and development personnel and a decrease in depreciation expense due to equipment being fully depreciated. We expect engineering and development expenses to remain constant in future periods.
      Sales and marketing. Sales and marketing expenses were $2.0 million for the year ended December 31, 2004, compared to $4.4 million for the year ended December 31, 2003. The decrease is primarily due to a decrease of $2.1 million in television advertising and promotional campaigns that occurred in the fourth quarter of 2003. There were no comparable television advertising expenses for the year ended December 31, 2004 and promotion campaign expenses were lower in the fourth quarter of 2004 compared to the fourth quarter of 2003. We do not expect an increase in sales and marketing expenses in future periods, and we currently do not have the resources to support a significant and sustained national advertising and consumer awareness program which may be necessary to maintain or significantly increase sales.
      General and administrative. General and administrative expenses were $4.6 million for the year ended December 31, 2004, compared to $5.8 million for the year ended December 31, 2003. The decrease was primarily due to a reduction in general and administrative personnel, and decreases in legal expense, insurance and office rent. We expect general and administrative expenses to remain constant in future periods.
      Interest income and other, net. Interest income and other, net, was $717,000 for the year ended December 31, 2004, compared to $733,000 for the year ended December 31, 2003.
      Gain on Investment. During the fourth quarter of 2003, we recorded a gain on investments of $571,000. The gain on investments was attributable to a cash dividend paid to us on preferred shares we previously acquired in an unrelated company. Our original investment in this company had been written down to zero in a prior period. There is no comparable gain for the year ended December 31, 2004.

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
      Amortization and Impairment of Content Licenses. Amortization and impairment of content licenses for ViMagazine was $11.4 million in the year ended December 31, 2002. During January 2002, we licensed feature film content from Artisan Entertainment for $10.0 million to use as part of our ViMagazine. Starting in the first quarter of 2002, we began to expense our content licenses, based on the greater of the royalty amounts due or amortization on a straight-line basis over an estimated life of three years. During the fourth quarter of 2002, we concluded that the content licenses had suffered a permanent decline in value, as a result of our decision not to market ViMagazine, and the remaining unamortized balance of $8.3 million was written down to zero. The $10.0 million license fee to Artisan Entertainment included a $5.0 million note that matures in April 2005 and would convert to a license fee if certain events occurred. We continue to receive current interest payments on the note and, since conversion is unlikely, we may receive the principal at maturity. If we were to be paid at maturity we would recognize a gain at that time. There is no comparable expense for the year ended December 31, 2003.
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
Off-Balance Sheet Arrangements
      In January 2000, we entered into a three-year non-cancelable lease agreement for our headquarters with ESS. In July 2003, we amended the lease. The terms of the amendment include a 60% reduction in the amount of square footage leased, a reduction in the monthly rent to current market rates and an extension of the term from December 31, 2003 to June 30, 2005. Under the terms of this and other leases, with various expiration dates through 2006, our future minimum rental payments as of December 31, 2004 are as follows: $351,000 and $141,000 for the years 2005 and 2006 respectively.
      Apart from operating leases disclosed above, we do not have any off-balance sheet arrangements.
Liquidity and Capital Resources
      As of December 31, 2004, we had $21.5 million in cash and cash equivalents, restricted cash and short-term investments compared to $26.5 million as of December 31, 2003, representing a decrease of $5.0 million.
      Our principal sources of liquidity are cash and cash equivalents and investments. Net cash used in operating activities was $5.9 million for the year ended December 31, 2004 compared to $7.9 million for the year ended December 31, 2003, representing a decrease of approximately $2.0 million. The decrease in cash used in operating activities was primarily due to a significant reduction in our operating expenses, combined with cash received from sales of our products. In addition, our cash flow from operations for the year ended December 31, 2004 benefited from a decrease in inventory.
      Net cash provided by investing activities for the year ended December 31, 2004 was $3.8 million compared to $2.4 million of cash used in investing activities for the year ended December 31, 2003 representing an increase of approximately $6.2 million. The increase in net cash provided by investing activities for the year ended December 31, 2004 compared to net cash used in investing activities for the year ended December 31, 2003 was primarily due to a reduction in purchases and sales of short-term investments.
      Net cash provided by financing activities was insignificant for the year ended December 31, 2004 compared to $285,000 net cash used in financing activities for the year ended December 31, 2003, which was primarily related to repurchases of our common stock.
      Capital expenditures for the 12-month period ending December 31, 2005 are anticipated to be approximately $100,000, primarily to acquire capital equipment.
      In September 2001, the Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock in open market or private transactions over a twelve-month period. In June 2002, the Board of Directors authorized the existing stock repurchase program be extended to include the repurchase of up to an additional 10,000,000 shares of common stock. Through December 31, 2003, we repurchased approximately 11,964,000 shares of common stock at an aggregate cost of $9.4 million. There were no common stock repurchases during the year ended December 31, 2004. As of December 31, 2004, approximately 8,036,000 shares remain authorized for repurchase.

      We believe that our existing cash and cash equivalents and investments will be sufficient to fund our operations through December 31, 2005. However, to continue our operations beyond that date, or if our current level of operations change, or to achieve our longer-term goals of introducing additional products to consumers, we believe we will need to raise additional capital, which may not be available on acceptable terms, if at all. We have historically used vendor credit as well as private offerings of convertible preferred stock and common stock to fund operations and provide for capital requirements. However, the price per share of any future equity-related financing will be determined at the time the offering is made and cannot be anticipated at this time. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders is likely to or will be reduced and such equity securities may have rights, preferences or privileges better than those of current stockholders. We cannot assure you that any additional financing will be available or that, if available, it will be sufficient or it can be obtained on terms favorable to us or our stockholders. If adequate funds are not available if and when needed, we would be required to delay, limit or eliminate some or all of our proposed operations.
Critical Accounting Policies and Estimates
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
      Products sold to retailers and distributors are subject to rights of return. We defer recognition of revenue on products sold to retailers and distributors until the retailers and distributors sell the products to their customers. Revenue is also deferred for the initial thirty-day period during which our direct customers, retailers and distributors have the unconditional right to return products. We recognize revenue from distributors and some retailers according to information on shipments to their customers provided by those distributors and retailers. In determining the appropriate amount of revenue to recognize, we use this data and apply judgment in reconciling differences between their reported inventories and activities. If distributors and retailers incorrectly report their inventories or activities, or if our judgment is in error, it could lead to inaccurate reporting of our revenues and deferred income and net income.
Allowances for sales returns and for doubtful accounts
      Sales return allowances are recorded at the time when revenue is recognized based on historical returns, current economic trends and changes in customer demands. Such allowances are adjusted periodically to reflect actual experience and anticipated returns.
      Allowance for doubtful accounts is our best estimate of the amount of probably credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. We review our allowance for doubtful accounts monthly. Past due balances over 90 days and over are reviewed individually for collectibility. Account balances are charged off against the allowance when we feel it is probable that receivable will not be recovered.

      If these considered factors fail to represent future returns of our products or collectibility of our accounts receivable, or if our judgment is in error, it could lead to inaccurate reporting of our accounts receivables, revenues, deferred profit and net income.
      The following is a summary of activities in allowance for doubtful accounts and returns (in thousands):

	Balance at		Write-offs
	Beginning		Net of	Balance at End
	of Year	Additions	Recoveries	of Year

December 31, 2004	$63	$14	$—	$77
December 31, 2003	$30	$33	$—	$63
December 31, 2002	$665	$—	$(635)	$30
Warranty
      We provide a limited warranty on our products for periods ranging from 90 days to 12 months from the date of sale to the end customers. We estimate warranty costs based on historical experience and accrue for estimated costs as a charge to cost of sales when revenue is recognized. If these considered factors fail to represent our future warranty expenses or if our judgment is in error, it could lead to inaccurate reporting of our cost of sales and net income.
      The following table shows the details of the product warranty accrual, as required by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for the years ended December 31, 2004 and 2003 (in thousands):

	December 31,	December 31,
	2004	2003

Beginning balance	$484	$—
Accruals for warranties issued during the year	564	814
Settlements made during the year	(649)	(330)

Ending balance	$399	$484

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
      We expensed $10.4 million of inventory costs on our Beamer videophone products, through September 30, 2002. We began capitalizing our inventory costs in the fourth quarter of 2002 following commercial introduction of our products.
      Following the analysis of inventory quantity on hand and expected demand, additional inventory reserves of $3.4 million were recorded in fiscal 2004. Additional inventory reserves may be needed if actual demand or market conditions are less favorable than management’s projections.

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

      The recoverability of property and equipment is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling prices, appraised values or projected undiscounted cash flows. Our cash flow estimates are based on historical results adjusted for estimated current industry trends, the economy and operating conditions. Significant changes in these estimates and assumptions could result in impairment changes in the future.

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
Recent Accounting Pronouncements
      In November 2004, the FASB has issued FASB Statement No. 151, “Inventory Costs, and Amendment of ARB No. 43, Chapter 4” (“FAS No. 151”). The amendments made by FAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.
      The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of FAS No. 151 will be applied prospectively. We do not expect the adoption of FAS No. 151 to have material impact on our consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning our third quarter of fiscal 2005. We are currently evaluating the impact of FAS No. 123R on our financial position and results of operations.
      In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Nonmonetary Assets.” The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial impact on its financial statements. We do not expect the adoption of FAS No. 153 to have material impact on our consolidated financial position, results of operations or cash flows.
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
      We have incurred losses and have had negative cash flow since our inception. As of December 31, 2004, we had $21.5 million in cash and cash equivalents, restricted cash and short-term investments. For the fiscal year ended December 31, 2004, we had a net loss of $2.4 million. We expect to continue to incur losses for the foreseeable future. The size of these net losses will depend in part on any future product launches, any growth in sales of our products and the rate of increase in our expenses. As a result, we will need to generate significant revenues to achieve profitability. Several factors, including consumer acceptance, retailer arrangements and competitive factors make it impossible to predict when or whether we will generate significant revenues or attain profitability. Consequently, we may never achieve significant revenues or profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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
      To introduce follow-on products and sustain and grow our business, we must continue to make significant investments to develop, enhance and market our products. We will also need significant working capital to take advantage of future opportunities and to respond to competitive pressures or unanticipated requirements. We expect that our existing capital resources will be sufficient to meet our cash requirements through

December 31, 2005, although our current resources could be exhausted more quickly depending on the payment terms that we are able to negotiate with our vendors and suppliers and our success in generating and collecting on accounts receivable. The magnitude of our future capital requirements will depend on many factors, including, among others, promotional campaigns, investments in working capital, and the amount of income, if any, generated by operations.
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
      We develop and engineer all of our products in-house. To introduce follow-on products as well as new products, we must continue to make investments in product development and engineering. The development of new products is a time consuming process and may result in products which, although technically feasible, may not be commercially viable. In addition, competitors with greater resources may be able to develop and introduce new products that could eclipse our development initiatives and prevent us from introducing similar products. If we fail to develop new products, we may not be able to sustain our business.

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
      In order to maintain our relationships with retailers and distributors we may be required to accept arrangements and terms, which may not be favorable to us. Such terms may include consignment arrangements, pricing concessions, marketing incentives, aggressive return allowances, commissions and other requirements, which could adversely affect the profitability of our products. In addition, we expect that our retailers and distributors will sell products offered by our competitors. If our competitors offer retailers and distributors more favorable terms or have more products available to meet their needs, those retailers and distributors may decline to carry or may not adequately promote our products. Although we are attempting to increase the number of retailers that market our products to consumers, there can be no assurance that we will be able to do so. If we are unable to maintain successful relationships with distributors and retailers or to expand our distribution channels, our business may fail.

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
      Domestic consumer electronic product sales have traditionally been much higher during the holiday shopping season than during other times of the year. Although predicting consumer demand for our products and any future products will be very difficult, we believe that sales of our existing products will be higher during the holiday shopping season when compared to other times of the year. We believe we have adequate capital to continue to operate for the 12-month period ending December 31, 2005. However, if we are unable to generate sufficient revenues during the 2005 holiday shopping season, or any future season, we may not be able to continue our business

Our historical financial information may not be representative of our future operating results as a separate company.
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
Item 7A:     Quantitative and Qualitative Disclosure About Market Risk
      Interest Rate Risks. We invest in short-term investments. Consequently, we are exposed to fluctuations in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for sale, and at December 31, 2004, are recorded at market values.
      Fixed income securities are subject to interest rate risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rate due mainly to the short-term nature of the major portion of our investment portfolio.
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

Item 8:     Financial Statements and Supplementary Data
      The following documents are filed as part of this Report:

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	27
CONSOLIDATED BALANCE SHEETS	28
CONSOLIDATED STATEMENTS OF OPERATIONS	29
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	30
CONSOLIDATED STATEMENTS OF CASH FLOWS	31
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	32
Financial Statements Schedules
All schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto
SUPPLEMENTARY FINANCIAL DATA	47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Vialta, Inc.:
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Vialta, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
San Jose, California
March 30, 2005

VIALTA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,296	$9,356
Restricted cash	3,057	2,226
Short-term investments	11,106	14,952
Accounts receivable, net	2,761	3,941
Inventories	4,500	5,196
Prepaid expenses and other current assets	351	729

Total current assets	29,071	36,400
Property and equipment, net	302	685
Other assets	29	29

Total assets	$29,402	$37,114

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$373	$1,915
Accrued expenses and other current liabilities	2,070	3,149
Deferred profit	1,310	3,997

Total current liabilities	3,753	9,061

Commitments (Note 15)
Redeemable convertible preferred stock, $0.001 par value; 30,000 shares authorized, no shares issued and outstanding (Note 8)	—	—
Stockholders’ equity:
Common stock, $0.001 par value, 400,000 shares authorized, 95,017 and 94,702 shares issued, 83,053 and 82,738 shares outstanding	95	95
Additional paid-in capital	144,122	144,114
Treasury stock	(9,458)	(9,458)
Accumulated deficit	(109,098)	(106,709)
Accumulated other comprehensive income (loss)	(12)	11

Total stockholders’ equity	25,649	28,053

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$29,402	$37,114

The accompanying notes are an integral part of these consolidated financial statements.

VIALTA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
Revenue, net	$12,747	$10,331	$—
Cost of goods sold	8,022	2,941	—

Gross profit	4,725	7,390	—

Operating expenses:
Product costs	—	—	10,421
Engineering and development	1,247	2,557	13,264
Sales and marketing	2,011	4,427	3,100
General and administrative	4,573	5,753	5,643
Amortization and impairment of content licenses	—	—	11,395

Total operating expenses	7,831	12,737	43,823

Operating loss	(3,106)	(5,347)	(43,823)
Interest income, net	717	733	1,244
Gain on investment	—	571	—

Net loss	$(2,389)	$(4,043)	$(42,579)

Net loss per share:
Basic and diluted	$(0.03)	$(0.05)	$(0.51)

Weighted average common shares outstanding:
Basic and diluted	82,930	82,285	83,578

The accompanying notes are an integral part of these consolidated financial statements.

VIALTA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated	Total
	(See Note 8)		Additional			Other	Stockholders’
			Paid In	Treasury	Accumulated	Comprehensive	Equity	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Income	(Deficit)	Loss

	(In thousands)
Balance at December 31, 2001	85,625	$92	$144,164	$(4,046)	$(60,087)	$156	$80,279
Shares transferred to ESS Technology, Inc	612	—	—	—	—	—	—
Exercise of stapled stock options	1,419	1	(1)	—	—	—	—
Exercise of stock options	69	1	19	—	—	—	20
Repurchase of common stock	(4,969)	—	—	(5,117)	—	—	(5,117)
Income tax benefit on disqualified disposition of stock options	—	—	(77)	—	—	—	(77)
Components of comprehensive loss:
Net loss	—	—	—	—	(42,579)	—	(42,579)	$(42,579)
Unrealized losses on available-for-sale investments	—	—	—	—	—	(148)	(148)	(148)

Total comprehensive loss								$(42,727)

Balance at December 31, 2002	82,756	94	144,105	(9,163)	(102,666)	8	32,378
Exercise of stapled stock options	701	—	—	—	—	—	—
Exercise of stock options	40	1	9	—	—	—	10
Repurchase of common stock	(759)	—	—	(295)	—	—	(295)
Components of comprehensive loss:			—
Net loss	—	—	—	—	(4,043)	—	(4,043)	$(4,043)
Unrealized gains on available-for-sale investments	—	—	—	—	—	3	3	3

Total comprehensive loss								$(4,040)

Balance at December 31, 2003	82,738	95	144,114	(9,458)	(106,709)	11	28,053
Exercise of stapled stock options	283	—	—	—	—	—	—
Exercise of stock options	32	—	8	—	—	—	8
Components of comprehensive loss:			—
Net loss	—	—	—	—	(2,389)	—	(2,389)	$(2,389)
Unrealized losses on available-for-sale investments	—	—	—	—	—	(23)	(23)	(23)

Total comprehensive loss								$(2,412)

Balance at December 31, 2004	83,053	$95	$144,122	$(9,458)	$(109,098)	$(12)	$25,649

The accompanying notes are an integral part of these consolidated financial statements.

VIALTA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(2,389)	$(4,043)	$(42,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	389	1,638	6,036
Amortization and impairment of content license fees	—	—	11,395
Changes in assets and liabilities:
Accounts receivables, net	1,180	(2,579)	(1,362)
Related party receivables/payables, net	(154)	248	97
Inventories	696	(2,362)	(2,834)
Prepaid expense and other assets	378	540	1,672
Restricted cash deposit	(831)	(2,226)	—
Deferred profit	(2,687)	767	3,115
Accounts payable and accrued liabilities	(2,467)	97	1,137

Net cash flows used in operating activities	(5,885)	(7,920)	(23,323)

Cash flows from investing activities:
Purchase of short-term investments	(11,448)	(25,835)	(36,677)
Proceeds from sales of short-term investments	15,271	23,624	33,397
Purchase of content licenses	—	—	(10,053)
Acquisition of property and equipment	(6)	(191)	(170)

Net cash flows provided by (used in) investing activities:	3,817	(2,402)	(13,503)

Cash flows from financing activities:
Issuance of common stock	8	10	20
Repurchase of common stock	—	(295)	(5,117)

Net cash flows provided by (used in) financing activities:	8	(285)	(5,097)

Net decrease in cash and cash equivalents	(2,060)	(10,607)	(41,923)
Cash and cash equivalents, beginning of the period	9,356	19,963	61,886

Cash and cash equivalents, end of the period	$7,296	$9,356	$19,963

Supplemental disclosure of cash flow information:
Unrealized gains (losses) on available-for-sale investments	$(23)	$3	$(148)

The accompanying notes are an integral part of these financial statements.

VIALTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company
      We develop, design and market consumer electronics products designed to maximize the advantages of digital technology in a convenient and easy-to-use manner. Our primary products are the Beamertm personal videophone line and the VistaFrametm digital picture frame. Our Beamer videophone products add color video to phone calls, enabling users to see the person they are calling. Since both parties to a video call must have a Beamer videophone product (or compatible videophone), our videophone products are primarily sold in pairs. Our Beamer videophone products work with any home phone over any standard (analog) home phone line, at no additional cost to a regular phone call. Our Beamer videophone products include models that are standalone (such as our first videophone product known as Beamer) or connect through most televisions (the Beamer TV), and may include the ability to send and receive digital pictures (the Beamer FX). Beamer videophone products are carried by such retailers as Best Buy, Fry’s Electronics, The Good Guys, The Discovery Channel, The Sharper Image and Cinmar (The Frontgate Catalog), among others.
      Our VistaFrame product is a digital picture frame that allows users to display photographs directly from a digital camera memory card or from VistaFrame’s internal memory. VistaFrame is compatible with most standard card formats and does not require a camera or computer connection, special wiring or web based services to display digital photographs. With VistaFrame, consumers can view digital pictures individually or in a custom slideshow format with the user selecting the pictures, the display sequence, display interval and the transition effect. VistaFrame is currently available through retailers such as The Discovery Channel, The Sharper Image, The Good Guys and Cinmar, among others.
      Since our inception, we have incurred substantial losses and negative cash flows from operations. We expect operating losses and negative cash flows from operations to continue for the foreseeable future and anticipate that losses may increase from current levels because of additional costs and expenses related to sales and marketing activities, expansion of operations, expansion of product offerings and development of relationships with other businesses. We believe that we have sufficient cash and cash equivalents, restricted cash and investments to fund our existing operations through December 31, 2005. However, in the longer term, failure to generate sufficient revenues, raise additional capital or reduce spending could have a material adverse effect on our ability to continue to operate our business.

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

Cash Equivalents and Investments
      We consider all highly liquid investments with an initial maturity of 90 days or less to be cash equivalents. Cash equivalents primarily represent money market accounts, recorded at cost, which approximate their fair value.

VIALTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Investments with maturity dates of 90 days or more at the date of purchase are classified as short-term investments since we have the ability to redeem them within the year.
      Approximately $3.1 million and $2.2 million of cash at December 31, 2004 and 2003, respectively is restricted as collateral for letters of credit to a contract manufacturer and raw materials supplier.

Fair Value of Financial Instruments
      The reported amounts of certain of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses and other current liabilities approximated fair value due to their short maturities.

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

Long-Lived Assets
      We review long-lived assets based upon an undiscounted cash flow basis and record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. If an asset is considered impaired, the asset is written down to its estimated fair market value.

Comprehensive Income (Loss)
      Comprehensive income (loss) is defined to include all changes in equity during a period from non-owner sources. Other comprehensive income (loss) for the years ended December 31, 2004 and 2003 was comprised of unrealized gains (losses) on available-for-sale investment and amounted to ($23,000) and $3,000, respectively.

Revenue Recognition
      Products sold to retailers and distributors are subject to rights of return. We defer recognition of revenue on products sold to retailers and distributors until the retailers and distributors sell the products to their

VIALTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
customers. Revenue is also deferred for the initial thirty-day period during which our end customers, retailers and distributors have the unconditional right to return products.
      For products sold to end customers we generally recognize revenue upon shipment provided that we have no post-sale obligations, we can reliably estimate and accrue warranty costs and sales returns, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. For sales to international distributors we generally recognize revenue based on the above criteria and upon receipt of payment in full. For sales to end customers that do not meet the above criteria, revenue is deferred until such criteria are met.

Allowances for Sales Return and for Doubtful Accounts
      Sales return allowances are recorded at the time when revenue is recognized based on historical returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual experience and anticipated returns.
      Allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. We review our allowance for doubtful accounts monthly. Past due balances over 90 days and over are reviewed individually for collectibility. Account balances are charged off against the allowance when we feel it is probable that receivable will not be recovered.
      The following is a summary of activities in allowance for doubtful accounts and returns (in thousands):

	Balance at		Write-offs
	Beginning		Net of	Balance at
	of Year	Additions	Recoveries	End of Year

December 31, 2004	$63	$14	$—	$77
December 31, 2003	$30	$33	$—	$63
December 31, 2002	$665	$—	$(635)	$30

Warranty
      We provide a limited warranty on our products for periods ranging from 90 days to 12 months from the date of sale to the end customers. We estimate warranty costs based on historical experience and accrue for estimated costs as a charge to cost of sales when revenue is recognized. The following table shows the details of the product warranty accrual, as required by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for the years ended December 31, 2004 and 2003 (in thousands):

	December 31,	December 31,
	2004	2003

Beginning balance	$484	$—
Accruals for warranties issued during the year	564	814
Settlements made during the year	(649)	(330)

Ending balance	$399	$484

VIALTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Engineering and Development
      Engineering and development costs are expensed as incurred.

Advertising Costs
      Advertising production costs are expensed as incurred. Total advertising and promotional expenses were approximately $397,000, $2.3 million, and $430,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Income Taxes
      We account for income taxes under the asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of timing differences between the carrying amounts and the tax bases of assets and liabilities. During 2004, we established a full valuation allowance against our deferred tax assets because we determined it is more likely than not that these deferred tax assets will not be realized in the foreseeable future.

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

Net Loss Per Share
      Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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

VIALTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on our net loss and net loss per share if we had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share amounts).

	Years Ended December 31,

	2004	2003	2002

Net loss, as reported	$(2,389)	$(4,043)	$(42,579)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(672)	(1,738)	(3,208)

Pro forma net loss	$(3,061)	$(5,781)	$(45,787)

Net loss per share — basic and diluted:
As reported	$(0.03)	$(0.05)	$(0.51)
Pro forma	$(0.04)	$(0.07)	$(0.55)

Revision in Classification of Certain Securities
      In connection with preparation of these financial statements, we concluded that it was appropriate to classify our auction rate securities as current investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised the classification to exclude $5.3 million and $4.4 million from cash and cash equivalents at December 31, 2004 and 2003, respectively, and to include such amounts as short-term investments. In addition, we have made corresponding revisions to the accompanying statements of cash flows to reflect the purchases and proceeds form sale of the auction rate securities as investing activities. These revisions resulted in a net decrease in cash provided by investing activities of $900,000 in 2004, net increase in cash used in investing activities of $2.5 million in 2003 and net increase in cash used in investing activities of $1.9 million in 2002. These revisions had no impact on previously reported results of our operation, operating cash flows or working capital.

Recent Accounting Pronouncements
      In November 2004, the FASB has issued FASB Statement No. 151, “Inventory Costs, and Amendment of ARB No. 43, Chapter 4” (“FAS No. 151”). The amendments made by FAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.
      The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of FAS No. 151 will be applied prospectively. We do not expect the adoption of FAS No. 151 to have material impact on our consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning our third quarter of fiscal 2005. We are currently evaluating the impact of FAS No. 123R on our financial position and results of operations.
      In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Nonmonetary Assets.” The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial impact on its financial statements. We do not expect the adoption of

VIALTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
FAS No. 153 to have material impact on our consolidated financial position, results of operations or cash flows.

Note 3 —	Risks and Uncertainties
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
      Factors that could impact our future business, consolidated financial position, results of operations or cash flows and cause future results to differ from our expectations include the following: the merger with Victory Acquisition Corp. not occurring or not closing within the expected time frame; the ability to achieve revenues and profitability; the ability to raise additional capital; competition; pricing pressures; the dependence on a limited number of products and the need to develop new products and features; the success of our existing products and other consumer products we may develop; component supply shortages; potential conflicts with ESS Technology, Inc., our former parent; the success of current distribution and retail relationships and the ability to enter into additional distribution agreements; risks associated with the expansion of our business, including increased costs and the strain on management and other resources; the risk of product defects, system failures or interruptions; general economic, political and regulatory changes including in Asia; claims by third parties of intellectual property infringement; dependence on key management personnel and the need to attract and retain additional qualified personnel; risks associated with possible business acquisitions; regulatory changes that affect consumer electronics, telecommunications, copyrights or the internet; quarterly fluctuations in operating results; risks of class action lawsuits based on fluctuations in our stock price; and seasonal trends.
      Three customers comprise 62% of our gross accounts receivable balance of $2.8 million at December 31, 2004. These customers represented 9%, 24% and 29% of total accounts receivable. Three customers comprise 44% of our net revenue of $12.7 million for the year ended December 31, 2004. These customers represented 23%, 12% and 9% of total net revenue.

VIALTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Marketable Securities
      Our portfolio of marketable securities at December 31, consisted of the following (in thousands):

	2004				2003

	Available-for-Sale Securities				Available-for-Sale Securities

		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Money market funds	$4	$—	$—	$4	$2	$—	$—	$2
Commercial paper	2,542	—	—	2,542	4,101	—	—	4,101
Cash	4,750	—	—	4,750	5,253	—	—	5,253

Total cash and cash equivalents	$7,296	$—	$—	$7,296	$9,356	$—	$—	$9,356

Market auction preferred securities	$5,300	$—	$—	$5,300	$4,400	$—	$—	$4,400
U.S. government debt securities	4,741	—	(10)	4,731	3,470	10	—	3,480
Corporate debt securities	1,077	—	(2)	1,075	7,071	1	—	7,072

Total short-term investments	$11,118	$—	$(12)	$11,106	$14,941	$11	$—	$14,952

Note 5 —	Content Licenses
      During 2002 and 2001, we entered into licensing agreements with various entertainment content providers in connection with ViMagazine, a proprietary, encrypted, magazine-style DVD-format disk, which was designed to contain a wide variety of entertainment that could be used exclusively with our ViDVD players. Starting in January 2002, we amortized prepaid content licenses based on the greater of the royalty amounts due or amortization on a straight-line basis over an estimated life of three years. In December 2002 we concluded that content licenses had suffered a permanent decline in value, as a result of our decision not to market ViMagazine, and the remaining unamortized balance was written down to zero. The total amortization and impairment charge on content licenses recognized by us during the year ended December 31, 2002 was $11.4 million.
      In connection with the acquisition of certain content licenses in 2002, we received a note receivable of $10 million, of which $5 million remained outstanding as of December 31, 2004 and 2003. This note bears interest at 7.5% per annum, compounded quarterly. This note was fully reserved in 2002 due to uncertainties regarding its collection. If we collect this note, we will record a gain in the period in which it is collected. During years ended December 31, 2004, 2003 and 2002, we received interest payments on this note of $384,000, $380,000 and $286,000, respectively.

VIALTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Inventories and Product Costs
      The following table summarizes the activity in inventories and reserves for the years ended December 31, 2003 and 2004 (in thousands):

	Gross	Reserve	Net

As of December 31, 2002	$11,866	$(9,032)	$2,834
Purchase of inventories	5,369	—	5,369
Shipments, net	(7,361)	4,603	(2,758)
Use or disposal of inventories	(542)	293	(249)

As of December 31, 2003	9,332	(4,136)	5,196

Purchase of inventories	10,906	—	10,906
Additional reserves	—	(3,390)	(3,390)
Shipments, net	(10,205)	2,395	(7,810)
Use or disposal of inventories	(493)	91	(402)

As of December 31, 2004	$9,540	$(5,040)	$4,500

Raw material	$4,041	$(1,615)	$2,426
Finished goods	5,499	(3,425)	2,074

	$9,540	$(5,040)	$4,500

      Included in cost of goods sold for the year ended December 31, 2004 was $3.4 million in additional reserves for slow moving and obsolete finished goods inventory related to our products. During the year ended December 31, 2004 cost of goods sold was higher than what would have been recognized had these additional reserves not been recorded. In addition, because a portion of our inventory costs for our Beamer videophone products were expensed in prior periods, the cost of goods sold for the years ended December 31, 2004 and 2003 was lower than what would have been recorded had inventory costs not been previously expensed.
      Prior to September 30, 2002, all inventory costs were fully reserved because of the significant uncertainties regarding realization. As there were no sales, the expense was classified as product cost under operating expenses in the statement of operations.

VIALTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Other Balance Sheet Components (in thousands):

	December 31,	December 31,
	2004	2003

Short-term investments
US Government debt securities	$4,731	$3,480
Market auction preferred securities	5,300	4,400
Corporate debt securities	1,075	7,072

	$11,106	$14,952

Due after one year	$3,385	$3,989
Due within one year	7,721	10,963

	$11,106	$14,952

Accounts receivable, net
Accounts receivable	$2,838	$4,004
Less: Allowance for doubtful accounts	(77)	(63)

	$2,761	$3,941

Prepaid expenses and other
Prepaid insurance	$207	$308
Other receivables from supplier	—	296
Other current assets	144	125

	$351	$729

Property and equipment, net
Machinery and equipment	$1,037	$5,918
Furniture and fixtures	551	561
Software and web site development cost	259	5,323

	1,847	11,802
Less: Accumulated depreciation	(1,545)	(11,117)

	$302	$685

Accrued liabilities and other
Accrued compensation costs	$880	$1,241
Customer deposits	12	764
Product return/warranty liability	399	484
Accrued charges, related party	127	281
Professional fees	274	216
Other current liabilities	378	163

	$2,070	$3,149

Deferred profit
Deferred revenue	$3,086	$5,198
Deferred costs	(1,776)	(1,201)

Deferred profit	$1,310	$3,997

VIALTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Spin-Off and Recapitalization of Equity
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

      In July 2002, each share of our outstanding Class A and Class B common stock converted into a single class of common stock in accordance with the provisions of our Articles of Incorporation. As a result of the above onversion, approximately 53,141,000 shares, including 10,169,000 of shares held by us as treasury stock, of issued Class A common stock and approximately 40,580,000 shares of issued Class B common stock were converted into approximately 93,721,000 shares of the non-classified common stock. Holders of the non-classified common stock are entitled to one vote per share on all matters.

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
      The following is a summary of major transactions between us and ESS Technology, Inc., which was our parent company prior to August 2001, for the periods presented (in thousands):

	Year Ended December 31,

	2004	2003	2002

Net receivables (payables) at beginning of period	$(281)	$(33)	$64
Charges by Vialta to ESS:
Administrative & management service fees	—	—	223
Other	26	4	77
Charges by ESS to Vialta:
Administrative & management service fees	(14)	(73)	(201)
Purchase of products	(782)	(412)	(1,403)
Building lease	(502)	(1,182)	(1,852)
Cash receipts from ESS	(26)	(4)	(424)
Cash payments made to ESS	1,452	1,419	3,483

Net payables at end of period	$(127)	$(281)	$(33)

Note 10 —	Net Loss Per Share
      Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the periods (in thousands, except per share amounts).

	Years Ended December 31,

	2004	2003	2002

Net loss	$(2,389)	$(4,043)	$(42,579)
Basic and diluted weighted average common shares outstanding	82,930	82,285	83,578
Basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.51)
      The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Years Ended December 31,

	2004	2003	2002

Effect of potential shares of common stock:
Options outstanding	11,609	12,149	11,255

Total potential shares of common stock	11,609	12,149	11,255

Note 11 —	Common Stock and Stock Options

Common Stock Repurchases
      In September 2001, our Board of Directors authorized us to repurchase up to 10 million shares of our common stock in the open market.

VIALTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In June 2002, the Board of Directors authorized an additional 10 million shares for repurchase. During fiscal 2002, we repurchased a total of 4,969,000 shares of common stock for an aggregate cost of $5.1 million. During fiscal 2003, we repurchased approximately 759,000 shares of common stock for an aggregate cost of approximately $295,000. No shares were repurchased during fiscal 2004.

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

VIALTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the activities in the 1999 Plan, the 2000 Director Plan and the 2001 Plan is as follows:

		Options Outstanding

			Weighted
			Average
	Available for	Numbers of	Exercise
	Grant	Options	Price

Balance at December 31, 2001	5,789,995	13,106,606	0.29
Granted	(913,957)	913,957	0.85
Cancelled	1,277,205	(1,277,205)	0.79
Exercised	—	(1,488,670)	0.01

Balance at December 31, 2002	6,153,243	11,254,688	0.31

Granted	(2,510,595)	2,510,595	0.35
Cancelled	875,842	(875,842)	0.71
Exercised	—	(740,697)	0.02

Balance at December 31, 2003	4,518,490	12,148,744	0.31

Granted	(210,009)	210,009	0.21
Cancelled	434,474	(434,474)	0.49
Exercised	—	(314,341)	0.03

Balance at December 31, 2004	4,742,955	11,609,938	0.31

      The options outstanding and currently exercisable at December 31, 2004 are detailed as follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Price

$0.00	4,995,312	3.60	$—	4,622,488	$—
$0.25 — $0.34	3,201,750	7.21	0.32	2,386,792	0.31
$0.36 — $1.18	3,250,876	7.08	0.70	2,389,973	0.76
$1.20 — $1.95	100,000	6.41	1.69	98,000	1.70
$2.01	62,000	4.07	2.01	62,000	2.01

	11,609,938	5.60	$0.31	9,559,253	$0.30

      The options with a $0.00 exercise price represent stapled options (see Note 8)
      The weighted average fair value of options granted in fiscal years 2004, 2003 and 2002 was $0.21, $0.27 and $0.59, respectively. Options exercisable were 9,559,253, 6,481,763 and 4,470,834 as of December 31, 2004, 2003 and 2002, respectively.

VIALTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Disclosures
      The fair value of each employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended
	December 31,

	2004	2003	2002

Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.69%	1.29%	3.50%
Expected volatility	88%	99%	96%
Expected life (in years)	3	4	4
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
      There was no federal, state or foreign income tax provision in 2004, 2003 and 2002 because our operations resulted in pre-tax losses.
      A reconciliation between the benefit from (provision for) income taxes computed at the federal statutory rate of 35% for the years ended December 31, 2004, 2003 and 2002 and the benefit from (provision for) income taxes is as follows (amounts in thousands):

	December 31,

	2004	2003	2002

Benefit from income taxes at statutory rate	$836	$1,415	$14,903
State income taxes net of federal tax benefit	45	232	1,971
Other	(448)	636	359
Tax losses not benefited	(433)	(2,283)	(17,233)

Income tax benefit/(expense)	$—	$—	$—

      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those used for federal and state income tax purposes.

VIALTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Significant components of deferred tax assets for federal and state income taxes are as follows (amounts in thousands):

	December 31,

	2004	2003

Net operating loss carryforwards	$33,919	$31,161
Depreciation and amortization	2,102	3,519
Accruals and reserves	3,140	3,806
Federal and state credits carryforward	1,121	1,232
Other	3,211	3,209

Gross deferred tax assets	43,493	42,927
Valuation allowance	(43,493)	(42,927)

Net deferred tax assets	$—	$—

      At December 31, 2004, we had approximately $90.2 million and 40.8 million of federal and state net operating loss carryforward, respectively. These losses will begin expiring in 2020 and 2007, respectively. We also had approximately $744,000 of federal and $580,000 of state research and development tax credits available to offset future tax. The federal credits begin to expire in 2020 for federal purposes if not utilized. State credits carry forward indefinitely.

Note 13 —	Employee Benefit Plans
      In August 2001, the Vialta, Inc. 401(k) Plan was adopted. Under the terms of the 401(k) plan, eligible employees may elect to contribute a portion of their compensation as salary deferral contributions to the 401(k) plan, subject to certain statutorily prescribed limits. The 401(k) plan also permits, but does not require, us to make discretionary matching contributions and discretionary profit-sharing contributions. As a tax-qualified plan, contributions to the 401(k) plan are generally deductible by us when made, and are not taxable to participants until distributed from the 401(k) plan. Under the 401(k) plan, participants may direct the trustees to invest their accounts in selected investment options. We did not make any matching contributions or discretionary profit-sharing contributions in the years ended December 31, 2004, 2003 and 2002.

Note 14 —	Segment and Geographic Information
      We have operated as one segment since our inception on April 20, 1999 through December 31, 2004. Therefore, results of operations are reported on a consolidated basis for purposes of segment reporting. As of December 31, 2004, 2003 and 2002, long-lived assets held outside the United States of America were not material.
      Consolidated net revenue for the year ended December 31, 2004 was $12.7 million, consisting of domestic net revenue of $9.3 million and international net revenue of $3.4 million. Consolidated net revenue for the year ended December 31, 2003 was $10.3 million, consisting of domestic net revenue of $7.1 million and international net revenue of $3.2 million. Companies in China accounted for approximately 12% and 16% of net revenue for the years ended December 31, 2004 and 2003, respectively.

Note 15 —	Commitments and Contingencies
      In January 2000, we entered into a three-year non-cancelable lease agreement for our headquarters with ESS. In July 2003, we amended the lease. The terms of the amendment include a 60% reduction in the amount of square footage leased, a reduction in the monthly rent to current market rates and an extension of the term from December 31, 2003 to June 30, 2005. Under the terms of this and other leases, with various

VIALTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expiration dates through 2006, our future minimum rental payments as of December 31, 2004 are as follows: $351,000 and $141,000 for the years 2005 and 2006 respectively.
      Apart from operating leases disclosed above, we do not have any off-balance sheet arrangements.
      Rent expense was approximately $557,000, $1.4 million and $2.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      From time to time, we are involved in litigation in the normal course of business. We do not believe that the outcome of matters to date will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 16 —	Subsequent Events
      On March 29, 2005, we announced a definitive agreement to merge with Victory Acquisition Corp., a newly formed entity established by Fred S.L. Chan, Chairman of the Company, and certain of his family members. Victory will acquire the approximately 60% of our stock not owned by it for $0.36 per share in cash. The merger is expected to be completed in the second quarter of 2005 and is subject to Vialta shareholder and customary approvals.
Selected Quarterly Operation Results (unaudited):
      The following table presents un-audited quarterly financial information for each of our last eight quarters. This information has been derived from our un-audited financial statements and has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Form 10-K. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the quarterly results (in thousands, except per share amounts).

	For the Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Revenue	$4,974	$2,782	$1,365	$3,626
Cost of goods sold	1,396	997	3,718	1,911

Gross profit (loss)	3,578	1,785	(2,353)[1]	1,715

Operating expenses:
Engineering and development	336	266	321	324
Sales and marketing	605	511	284	611
General and administrative	1,360	1,333	845	1,035

Total operating expenses	2,301	2,110	1,450	1,970

Operating income (loss)	1,277	(325)	(3,803)	(255)
Interest income, net	209	160	171	177

Net income (loss)	$1,486	$(165)	$(3,632)	$(78)

Net income (loss) per share attributable to common shares — basic & diluted	$0.02	$(0.00)	$(0.04)	$(0.00)

Weighted average common shares outstanding	82,803	82,907	82,985	83,025

VIALTA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Revenue	$3,843	$2,520	$1,284	$2,684
Cost of goods sold	863	570	517	991

Gross profit	2,980	1,950	767	1,693

Operating expenses:
Engineering and development	968	621	480	488
Sales and marketing	442	641	547	2,797
General and administrative	1,730	1,974	1,091	958

Total operating expenses	3,140	3,236	2,118	4,243

Operating loss	(160)	(1,286)	(1,351)	(2,550)
Interest income, net	188	178	168	199
Gain on investment	—	—	—	571

Net income (loss)	$28	$(1,108)	$(1,183)	$(1,780)

Net income (loss) per share attributable to common shares — basic & diluted	$0.0	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding	82,238	82,151	82,227	82,523

[1]	The gross loss for the three months ended September 30, 2004 includes additional inventory reserves of $3.4 million on raw materials and finished good inventory.

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
      There have been no significant changes in our internal controls or in other factors that could significantly affect these controls during our most recent fiscal quarter.

PART III
      Certain information required by Part III is omitted from this Report since we plan to file with the Securities and Exchange Commission the definitive proxy statement for our 2005 Annual Meeting of Shareholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.
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
      The following table summarizes information with respect to options under our equity compensation plans at December 31, 2004:

	Number of		Number of Securities
	Securities to be		Remaining Available for
	Issued upon Exercise	Weighted Average	Future Issuance under
	of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants	Outstanding Options,	(Excluding Securities
	and Rights(1)	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	11,609,938	$0.31	4,742,955
Equity compensation plans not approved by security holders	—	—	—

	11,609,938	$0.31	4,742,955

(1)	Includes only options outstanding under our stock option plans, as no stock warrants or rights were outstanding as of December 31, 2004.
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

PART IV

Item 15:	Exhibits, Financial Statement Schedules
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
      (b) Reports on Form 8-K
      We did not file any Reports on Form 8-K during the fourth quarter of 2004.
      With the exception of the information incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Shareholders in Items 10, 11, 12 and 13 of Part III, the Proxy Statement is not deemed to be filed as part of this Report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vialta, Inc.

By:	/s/ Didier Pietri

Didier Pietri
Chief Executive Officer
Date: March 31, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Didier Pietri Didier Pietri	Chief Executive Officer (principal executive officer)	March 31, 2005

/s/ William M. Scharninghausen William M. Scharninghausen	Chief Financial Officer (principal financial officer)	March 31, 2005

/s/ Fred S.L. Chan Fred S.L. Chan	Chairman of the Board	March 31, 2005

/s/ George M. Cain George M. Cain	Director	March 31, 2005

/s/ Herbert Chang Herbert Chang	Director	March 31, 2005

/s/ Michael S. Dubester Michael S. Dubester	Director	March 31, 2005

/s/ Matthew K. Fong Matthew K. Fong	Director	March 31, 2005

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Form of Master Distribution Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.1 to Form 10 File No. 000-32809)
2.2	Form of Master Technology Ownership and License Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.2 to Form 10 File No. 000-32809)

2.3	Form of Employee Matters Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.3 to Form 10 File No. 000-32809)

2.4	Form of Tax Sharing and Indemnity Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.4 to Form 10 File No. 000-32809)

2.5	Form of Real Estate Matters Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.5 to Form 10 File No. 000-32809)

2.6	Form of Master Confidential Disclosure Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.6 to Form 10 File No. 000-32809)

2.7	Form of Master Transitional Services Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 2.7 to Form 10 File No. 000-32809)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit No. 4.1 to Form S-8 File No. 333-65752)

3.2	Amended and Restated Bylaws of the Registrant (Exhibit No. 4.2 to Form S-8 File No. 333-65752)

4.1	Form of Class A Common Stock Certificate of the Registrant (Exhibit No. 4.1 to Form 10 File No. 000-32809)

4.2	Form of Class B Common Stock Certificate of the Registrant (Exhibit No. 4.2 to Form 10 File No. 000-32809)

10.1	1999 Stock Incentive Plan (Exhibit No. 10.1 to Form 10 File No. 000-32809)*

10.2	2000 Directors Stock Option Plan, as amended and restated (Exhibit No. 10.2 to Form 10 File No. 000-32809)*

10.3	2001 Nonstatutory Stock Option Plan, as amended on August 1, 2001 (Exhibit No. 10.3 to Form 10 File No. 000-32809)*

10.4	2001 Employee Stock Purchase Plan (Exhibit No. 10.4 to Form 10 File No. 000-32809)*

10.5	Lease Agreement between the Registrant and ESS Technology, Inc. for the premises located at 48461 Fremont Boulevard, Fremont, California (Exhibit No. 10.5 to Form 10 File No. 000-32809)

10.6	Purchase Agreement between the Registrant and ESS Technology, Inc. (Exhibit No. 10.6 to Form 10 File No. 000-32809)

10.7	DVD Manufacturing License Agreement between the Registrant and Macrovision Corporation (Exhibit No. 10.7 to Form 10 File No. 000-32809)

10.8	Offer Letter Agreement between the Registrant and Charles Root (Exhibit No. 10.8 to Form 10 File No. 000-32809)*

10.9	Lease Agreement between the Registrant and 235 Investments Limited for the premises located at 235 Yorkland Boulevard, Ontario, Canada (Exhibit No. 10.9 to Form 10 File No. 000-32809)

10.10	Lease Agreement between Vialta.com Hong Kong Company Limited and Upcentre Investments Limited for the premises located at 238 Nathan Road, Kowloon, Hong Kong (Exhibit No. 10.10 to Form 10 File No. 000-32809)

10.11	Trademark License Agreement between the Registrant and Digital Theater Systems, Inc. (Exhibit No. 10.11 to Form 10 File No. 000-32809)

10.12	Software License Agreement between the Registrant and EnReach Technology, Inc. (Exhibit No. 10.12 to Form 10 File No. 000-32809)

10.13	Offer Letter Agreement between the Registrant and Didier Pietri (Exhibit No. 10.13 to Form 10 File No. 000-32809)*

Exhibit
Number	Description of Exhibit

10.14	Offer Letter Agreement between the Registrant and Steve Charng (Exhibit No. 10.5 to Form 10 File No. 000-32809)

10.15	Offer Letter Agreement between the Registrant and Michael Wang (Exhibit No. 10.9 to Form 10 File No. 000-32809)

10.16	Agreement and Plan of Reorganization, dated March 28, 2005, by and between Victory Acquisition Corp. and Vialta, Inc. (Exhibit No. 10.1 to Form 8-K filed March 31, 2005).

21.1	Subsidiaries of the Registrant (Exhibit No. 21.1 to Form 10 File No. 000-32809)

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan.