Form 10-K/A
period 2004-12-31
VIALTA INC
filed 2005-05-02
CIK 1141363

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Vialta, Inc. (the “Company,” “Vialta,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. We will not file our proxy statement within 120 days of our fiscal year ended December 31, 2004, and are, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Securities and Exchange Act of 1934, as amended, we are including with this Amendment certain currently dated certifications. Except as described above, no other amendments are being made to the Report. This Form 10-K/A does not reflect events occurring after the March 31, 2005 filing of our Report, modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

VIALTA, INC.

PART III

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS

     Our current directors were elected at the 2004 annual meeting of shareholders to serve as directors until the 2005 annual meeting of shareholders, until their respective successors have been elected and qualified or until such directors’ earlier resignation or removal. The information of members of the Board of Directors as of March 31, 2005 is set forth below:

			Director
Name	Age	Position(s) with Vialta	Since
Fred S.L. Chan	58	Chairman of the Board	1999
Didier Pietri	42	Chief Executive Officer and Director	2001
George M. Cain	60	Director	2003
Herbert Chang	42	Director	1999
Michael S. Dubester	57	Director	2003
Matthew K. Fong	51	Director	1999

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

     Didier Pietri has been a member of Vialta’s board of directors since September 2001. Mr. Pietri joined the Company in April 2001 as its President and in August 2001 also became its Chief Executive Officer. Mr. Pietri relinquished the title of President in June 2004. Prior to joining Vialta, Mr. Pietri served as President and Chief Executive Officer of TVA/Motion International, a global entertainment production and distribution company from August 1999 to March 2001. From June 1995 to July 1999, Mr. Pietri was Senior Vice President of the ABC Television Network Group, as well as President of ABC Pictures, a division of The Walt Disney Company.

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

Board of Directors’ Meetings and Committees

     The Board of Directors met four times during fiscal year 2004. The Board of Directors, during 2004, had an Audit Committee and a Compensation Committee, but did not have a Nominating Committee or any other standing committees. Nominations to the Board of Directors are handled as discussed below. With the exception of Herbert Chang, each incumbent director attended at least 75% of the meetings of the Board and meetings of the Committees of the Board on which he served during the fiscal year 2004. The Company invites Board members to attend annual meetings of the stockholders. Didier Pietri attended the last annual meeting of stockholders.

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

     The Audit Committee pre-approves the performance of audit and non-audit services by the Company’s accountants and reviews the Company’s internal control systems, financial reporting procedures, the general scope of the Company’s annual audit, the fees charged by the independent accountants, and the fairness of any proposed transaction between any officer, director or other affiliate of the Company and the Company. With respect to the foregoing, the Audit Committee makes recommendations to the full Board and performs such further functions as may be required or delegated to the Committee by the Board of Directors. The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is attached to the Proxy Statement filed by the Company on April 30, 2002. During fiscal year 2004, the Audit Committee of the Board held four meetings independent of the entire Board of Directors.

     Compensation Committee. The Compensation Committee is comprised of three members: Matthew Fong (Chairman), George Cain and Michael Dubester. The Compensation Committee reviews and approves compensation and benefits for the Company’s key executive officers, administers the Company’s stock purchase and equity incentive plans and makes recommendations to the Board of Directors regarding such matters. During fiscal year 2004, the Compensation Committee held two meetings independent of the entire Board of Directors.

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

EXECUTIVE OFFICERS

     Our current Executive Officers are Fred S.L. Chan, Didier Pietri, Yin-Wu Chen and William Scharninghausen. Information about Mr. Chen and Mr. Scharninghausen is set forth below. Information about Messrs. Chan and Pietri is set forth above in “Directors.”

     William M. Scharninghausen, 48, has been Chief Financial Officer of the Company since October 2002. Prior to joining Vialta, he was the Chief Financial Officer of Diva Systems, Inc., a video on demand technology company, from January 1999 to September 2002. He also served as the Senior Vice President of Finance and Administration of Diva Systems, Inc. from June 1997 to September 2002. As part of Gemstar-TV Guide International, Inc.’s proposed purchase of Diva’s assets, Diva filed a Chapter 11 bankruptcy petition and pre-negotiated plan of reorganization on May 29, 2002 in the Northern District of California.

     Yin-Wu Chen, 46, has been President of the Company since June 2004. He joined Vialta, Inc. in 2001 as Vice President of Engineering. Prior to Vialta, Inc., he was cofounder, president, and chief executive officer of PROTON Communications, a Taiwan-based company, developing videophones, network computers, CCD cameras, CCTV monitors, and digital recorders. He also served as executive vice president of the parent company, PROTON Electronic Industrial, a brand-name manufacturer of consumer electronics, and was responsible for the overall operations of the 650-person company with production and sales channels in Taiwan and overseas. Earlier in his career, Chen was with AT&T Bell Laboratories in New Jersey and worked on various networking projects. Chen received a Ph.D. in Electrical Engineering from the University of Pennsylvania with a dissertation on radar signal processing using a non-linear spectral estimation algorithm. He also has an M.S.E.E. from the University of Pittsburgh and a B.S.E.E. from National Taiwan University.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers, and persons who own more than 10% of the Company’s Common Stock to file initial reports of ownership and reports of changes in ownership. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all transactions required to be reported pursuant to Section 16(a) for the year ended December 31, 2004 were reported on a timely basis.

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

     The following table sets forth the compensation earned by the Named Executive Officers: (1) the Company’s Chief Executive Officer and (2) the Company’s four other most highly compensated executive officers for the fiscal year 2004.

Summary Compensation Table

						Long-Term
						Compensation
		Annual Compensation				Awards
					Other Annual	Securities	All Other
	Fiscal				Compen-	Underlying	Compen-
Name and Principal Position	Year	Salary	Bonus		sation (1)	Options	sation (2)
Fred S.L. Chan (3)	2004	$248,000	$—				$200
Chairman of the Board	2003	252,762	—		—	—	175
of Directors	2002	248,000	—		—	—	950
	2001	248,000	—		—	—	966

Didier Pietri (4)	2004	$300,000	$56,250	(7)			$200
Chief Executive Officer	2003	310,663	150,000		—	2,000,000	175
	2002	300,000	175,000	(5)	—	—	950
	2001	188,636	—		—	2,000,000	252

William M. Scharninghausen (6)	2004	$185,436	$—				$200
Chief Financial Officer	2003	183,729	—		—	15,000	175
	2002	28,038	—		—	250,000	86
	2001	—	—		—	—	—

Yin-Wu Chen (8)	2004	$174,500	$—			200,000	$200
President	2003	170,667	—		—	20,000	175
	2002	160,000	—		—	20,000	950
	2001	36,410	—		—	200,000	252

(1)	In accordance with SEC rules, perquisites and personal benefits have been omitted because such benefits, if any, did not exceed the reporting thresholds under SEC rules.

(2)	Includes dollar value of premiums paid by the Company under the Company’s long term disability policy on behalf of the Named Executive Officers.

(3)	Mr. Chan was President of the Company from its inception through April 2001 and was its Chief Executive Officer from its inception through August 28, 2001.

(4)	Mr. Pietri joined the Company as President on April 30, 2001 and became Chief Executive Officer on August 29, 2001.

(5) Includes $75,000 earned in 2002 that was deferred, at Mr. Pietri’s election, to 2003.

(6) Mr. Scharninghausen joined the Company as Chief Financial Officer on October 16, 2002.

(7) A discretionary bonus of $56,250 was paid in May 2004.

(8) Mr. Chen joined the Company as Vice President of Engineering in 2001 and was promoted to
President in June 2004.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants				Potential Realizable
	Number of	Percent of			Value at Assumed
	Securities	Total Options			Annual Rates of Stock
	Underlying	Granted to			Price Appreciation for
	Options	Employees in	Exercise	Expiration	Option Term
Name	Granted	Fiscal Year	Price	Date	5%	10%
Fred S. L. Chan	—	0%	—	—	—	—
Didier Pietri	—	0%	—	—	—	—
William M. Scharninghausen	—	0%	—	—	—	—
Yin-Wu Chen(1)	200,000	96%	0.37	6/16/14	$133,940	$170,200

(1)	Options vest at a rate of 25% on each of the one and two year anniversary of grant and 1/48 on each one-month anniversary thereafter.

AGGREGATE OPTIONS EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR-END VALUES

     The following table sets forth certain information concerning the exercise of options by each of the Named Executive Officers during fiscal year 2004, including the aggregate amount of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2004.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money
	Shares		Options at Fiscal		Options at
	Acquired on	Value	Year End		Fiscal Year-End (1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Fred S. L. Chan	0	$0	2,148,510	246,250	$252,673	$54,175
Didier Pietri	0	$0	3,041,667	958,333	—	—
William M. Scharninghausen	0	$0	139,167	125,833	—	—
Yin-Wu Chen	0	$0	179,583	260,417	—	—

(1) Valuation of these options is based on the closing bid price of $0.22 per share, as quoted on the over the counter bulletin board on December 31, 2004.

COMPENSATION OF DIRECTORS

     During 2004, non-employee directors of the Company received cash compensation for their services, along with reimbursement for their reasonable expenses in attending meetings of the Board of Directors or any meetings of a Committee of the Board of Directors. Commencing with the first quarter of 2004, each non-employee director received the following fees:

o	$2,000 for each Board meeting attended in person;

o	$1,000 for each Board meeting attended by telephone;

o	$8,000 per year for service on the Audit Committee or $12,000 per year for service as the Chairman of the Audit Committee, in each case payable in four quarterly installments; and

o	an annual stock grant of 20,000 shares under our 2000 Directors Stock Option Plan, as amended on April 30, 2003. Prior to its amendment, the 2000 Directors Stock Option Plan provided for an initial grant of 32,000 shares and subsequent grants of 8,000 shares each year for services as a director. All options are granted at an exercise price equal to the fair market value of a share of Common Stock on the date of grant and vest in four equal annual installments, starting on the first anniversary of the date of grant. For a more detailed description of the Directors Plan, including the amendment, see Exhibit 10.2 of the Company’s 2003 Form 10-K for the 2003 fiscal year filed with the SEC.

     Mr. Fong, as a non-employee director, received $22,000 for Board and committee meetings attended in 2004. Mr. Cain received $14,000; Mr. Chang received $2,000, and Mr. Dubester received $18,000 for Board and committee meetings attended in 2004.

     Directors who are employees of the Company do not receive additional compensation for their services as directors. During fiscal 2004, Mr. Chan and Mr. Pietri were the only employees who served as directors.

COMPENSATION COMMITTEE INTERLOCKS

AND INSIDER PARTICIPATION

     Fred Chan, who is the Chairman of the Company, participated in deliberations of the Company’s Board of Directors concerning executive officer compensation.

     Vialta employs Fred S.L. Chan’s brother as its Senior Director of IT. The salary and benefits provided to this individual for fiscal 2004 was $107,759.

     No Compensation committee interlocks existed during 2004.

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

Compensation of Executive Officers

     During the fiscal year that ended on December 31, 2004, the Company’s executive compensation program was comprised of the following key components: base salary, annual bonus, and equity-based incentives.

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

Compensation of the Chief Executive Officer

     The Company’s CEO’s compensation plans include the same elements and performance measures as the plans of the Company’s other executive officers. The Compensation Committee evaluates the performance of the Company’s CEO, sets his base compensation and determines bonuses and awards stock or option grants, if any. In May 2003 the Compensation Committee approved continuing Mr. Pietri’s basic compensation at the rate he has been paid since joining the Company in April of 2001. In addition, the Compensation Committee voted to provide a guaranteed bonus of $75,000, which was paid in November 2003. A discretionary bonus of $75,000 was paid at 75% amounting to $56,250 in May 2004. A discretionary bonus of $50,000 was paid in January 2005. The Compensation Committee also approved a stock option grant to Mr. Pietri of 2,000,000 shares of common stock to vest 25% immediately, 25% on the first anniversary of the grant and 2 1/2% each month thereafter. In determining the terms of his agreement, the Compensation Committee considered a number of factors and criteria including, Mr. Pietri’s depth of experience, his past accomplishments with other companies, his vision and leadership abilities, and the future needs of the Company. In making its compensation decisions with Mr. Pietri, the Compensation Committee also considered the need to provide continuity of leadership. The Compensation Committee exercised its discretion and judgment based on the above factors, and no specific formula was applied to determine the weight of any factor.

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

The following description data are supplied in accordance with Rule 304(d) of Regulation S-T:

			Dow Jones
		NASDAQ	Consumer
	Vialta, Inc.	Composite	Electronics Index
Date	Investment Value	Investment Value	Investment Value
8/23/01	$100.00	$100.00	$100.00
12/31/01	$263.83	$81.94	$112.05
12/31/02	$64.89	$75.35	$138.89
12/31/03	$114.89	$106.18	$345.82
12/31/04	$50.00	$83.53	$601.47

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

     The following table summarizes information with respect to options under our equity compensation plans at December 31, 2004:

	Number of	Weighted Average	Number of Securities
	Securities to be	Exercise Price of	Remaining Available for
	Issued Upon Exercise	Outstanding	Future Issuance Under
	of Outstanding	Options,	Equity Compensation
	Options, Warrants	Warrants	Plans (Excluding Securities
	and Rights	and Rights	Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,609,938	$0.31	4,742,955

Equity compensation plans not approved by security holders	—	—	—

	11,609,938	$0.31	4,742,955

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

	Common Stock
	Beneficially Owned
Name and Address of Beneficial Owners (1)	Number	Percent
State of Wisconsin Investment Board (2)	7,867,600	9%
P.O. Box 7842, Madison, WI 53707
Victory Acquisition Corp. (3)	32,039,840	39%
19770 Stevens Creek Blvd., Cupertino, CA 95014
Fred S.L. Chan (4)	33,658,420	40%
Didier Pietri (5)	3,496,936	4%
George M. Cain (6)	15,000	*
Herbert Chang (7)	49,666	*
Matthew K. Fong (8)	95,974	*
Michael S. Dubester (9)	15,000	*
William Scharninghausen (10)	165,208	*
Yin-Wu Chen (11)	180,000	*
All executive officers and directors as a group (8 persons)	37,676,204	43%

*	Less than 1% of the outstanding shares of the Company’s Common Stock.

(1)	Unless otherwise indicated, the address for each beneficial owner is c/o Vialta, Inc., 48461 Fremont Boulevard, Fremont, CA 94538.

(2)	Based on a filing with the Securities Exchange Commission on February 15, 2005 indicating beneficial ownership as of December 31, 2004.

(3)	Victory acquired its shares from certain participating stockholders pursuant to the terms of a contribution agreement between Victory and certain participating stockholders in connection with the proposed acquisition of the Company by Victory. As a result, each of the participating stockholders is deemed to beneficially own the shares of Victory set forth above.

(4)	Includes all shares held by Victory Acquisition Corp., an entity controlled by Mr. Chan, and 1,618,580 shares which Mr. Chan has the right to acquire on or within 60 days of March 31, 2005 through the exercise of options.

(5)	Includes 3,437,500 shares which Mr. Pietri has the right to acquire on or within 60 days of March 31, 2005 through the exercise of options.

(6)	Includes 15,000 shares which Mr. Cain has the right to acquire on or within 60 days of March 31, 2005 through the exercise of options.

(7)	Includes 49,666 shares which Mr. Chang has the right to acquire on or within 60 days of March 31, 2005 through the exercise of options.

(8)	Includes 15,000 shares which Mr. Fong has the right to acquire on or within 60 days of March 31, 2005 through the exercise of options.

(9)	Includes 15,000 shares which Mr. Dubester has the right to acquire on or within 60 days of March 31, 2005 through the exercise of options.

(10)	Includes 165,208 shares which Mr. Scharninghausen has the right to acquire on or within 60 days of March 31, 2005 through the exercise of options.

(11)	Includes 180,000 shares which Mr.Chen has the right to acquire on or within 60 days of March 31, 2005 through the exercise of options

Item 13: Certain Relationships and Related Transactions

     Vialta employs Fred S.L. Chan’s brother as its Senior Director of IT. The salary and benefits provided to this individual for fiscal 2004 was $107,759.

     Mr. Chan is Chairman of the Board of ESS Technology, Inc., and owns approximately 14.1% of the outstanding common stock of ESS. Prior to its spin-off in August 2001, Vialta was a subsidiary of ESS. Vialta leases its corporate headquarters and purchases component parts from ESS. The companies are also parties to an Administrative and Management Services Agreement. During 2004, Vialta made payments to ESS of $377,000 under the lease, $782,000 for component parts and $12,000 for administrative and management services.

Item 14. Principal Accountant Fees and Services

Fees Paid to PricewaterhouseCoopers LLP

     The following table lists the aggregate fees paid for professional services by PricewaterhouseCoopers LLP for all “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” for the last two fiscal years.

	Fiscal 2004	Fiscal 2003
Audit Fees	$229,540	$208,000
Audit Related Fees	0	0
Tax Fees	62,800	40,900
All Other Fees	0	0

	$292,340	$248,900

     The Audit fees for the years ended December 31, 2004 and 2003, respectively, were for services rendered for the audit of the Company’s annual financial statements for the fiscal years 2004 and 2003, and for reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for the first three quarters of the fiscal years 2004 and 2003. Tax fees for the years ended December 31, 2004 and 2003, respectively, were for tax compliance, tax advice and tax preparation.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(3) Exhibits

The exhibit index below lists the exhibits that are filed as a part of this amendment

Exhibit
Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

VIALTA, INC. (Registrant)

By: /s/ Didier Pietri

Didier Pietri Chief Executive Officer

     Dated: May 2, 2005

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.