Form 10-Q
period 2005-03-31
VIALTA INC
filed 2005-05-16
CIK 1141363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005.

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

     Yes ☐ No ☑

     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, on May 9, 2005 was 83,088,185 shares.

VIALTA, INC.
FORM 10-Q: QUARTER ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

VIALTA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$14,101	$7,296
Restricted cash	3,066	3,057
Short-term investments	4,278	11,106
Accounts receivable, net	518	2,761
Inventories	4,497	4,500
Prepaid expenses and other current assets	262	351

Total current assets	26,722	29,071

Property and equipment, net	265	302
Other assets	29	29

Total assets	$27,016	$29,402

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$221	$373
Accrued expenses and other liabilities	1,837	2,070
Deferred profit	376	1,310

Total current liabilities	2,434	3,753

Stockholders’ equity:
Common stock	95	95
Additional paid-in capital	144,122	144,122
Treasury stock	(9,458)	(9,458)
Accumulated deficit	(110,169)	(109,098)
Accumulated other comprehensive loss	(8)	(12)

Total stockholders’ equity	24,582	25,649

Total liabilities and stockholders’ equity	$27,016	$29,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIALTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2005	2004
Net revenue	$2,958	$4,974
Cost of goods sold	2,170	1,396

Gross profit	788	3,578

Operating expenses:
Engineering and development	292	336
Sales and marketing	292	605
General and administrative	1,478	1,360

Total operating expenses	2,062	2,301

Operating income (loss)	(1,274)	1,277

Interest income and other, net	203	209

Net income (loss)	$(1,071)	$1,486

Net income (loss) per share:
Basic	$(0.01)	$0.02

Diluted	$(0.01)	$0.02

Weighted average common shares outstanding:
Basic	83,077	82,803

Diluted	83,077	88,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIALTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,071)	$1,486
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	37	197
Changes in operating assets and liabilities:
Accounts receivable, net	2,243	2,061
Inventories	3	(914)
Prepaid expenses and other	89	234
Restricted cash deposit	(9)	(807)
Deferred profit	(934)	(2,042)
Accounts payable and accrued liabilities and other	(385)	(1,820)

Net cash used in operating activities	(27)	(1,605)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(516)	(5,064)
Proceeds from sales of short-term investments	7,348	6,111
Acquisitions of property and equipment	—	(6)

Net cash provided by investing activities:	6,832	1,041

Net increase (decrease) in cash and cash equivalents	6,805	(564)
Cash and cash equivalents, beginning of the period	7,296	9,356

Cash and cash equivalents, end of the period	$14,101	$8,792

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

Since our inception, we have incurred substantial losses and negative cash flows from operations. We expect operating losses and negative cash flows from operations to continue for the foreseeable future and anticipate that losses may increase from current levels because of additional costs and expenses related to sales and marketing activities, expansion of operations, expansion of product offerings and development of relationships with other businesses. We believe that we have sufficient cash and cash equivalents, restricted cash and investments to fund our existing operations through December 31, 2005. However, in the longer term, failure to generate sufficient revenues, raise additional capital or reduce spending could have a material adverse effect on our ability to continue to operate our business

     On March 28, 2005, we announced entering into a definitive merger agreement with Victory Acquisition Corp., a newly formed entity established by Fred S.L. Chan, Chairman of the Company, and certain of his family members. Victory will acquire the approximately 60% of our stock not owned by it for $0.36 per share in cash. The proposed merger is expected to be completed in the third quarter of 2005 and is subject to Vialta shareholder and customary approvals.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed interim financial statements contain all adjustments, all of which are normal and recurring in nature, necessary to fairly present our financial position, operating results and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in our Annual Report on Form 10-K filed on March 31, 2005. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other period or for the fiscal year ending December 31, 2005.

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

     Approximately $3.1 million of cash at March 31, 2005 and 2004 is restricted as collateral for letters of credit to a contract manufacturer and raw materials supplier.

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

Allowances for sales returns and Doubtful Accounts

     Sales return allowances are recorded at the time when revenue is recognized based on historical returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual experience and anticipated returns.

     Allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. We review our allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance when we feel it is probable that the receivable will not be recovered.

Warranty

     We provide a limited warranty on our products for periods ranging from 90 days to 12 months from the date of sale to the end customer. We estimate warranty costs based on historical experience and accrue for estimated costs as a charge to cost of sales when revenue is recognized. The following table shows the details of the product warranty accrual, as required by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for the three months ended March 31, 2005 and 2004 (in thousands):

	March 31,	March 31,
	2005	2004
Beginning balance	$399	$484
Accruals for warranties issued during the period	159	460
Settlements made during the period	(210)	(285)

Ending balance	$348	$659

Comprehensive gain

     Comprehensive gain is defined to include all changes in equity during a period from non-owner sources. Other comprehensive gain for the three months ended March 31, 2005 and 2004 was comprised of unrealized gains on available-for-sale investments and amounted to $4,000 and $2,000, respectively.

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

	Three Months Ended
	March 31,
	2005	2004
Net income (loss), as reported	$(1,071)	$1,486
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(69)	(234)

Pro forma net income (loss)	$(1,140)	$1,252

Pro forma net income (loss) per share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.01

Revision in Classification of Certain Securities

     In connection with preparation of these financial statements, we concluded that it was appropriate to classify our auction rate securities as current investments at December 31, 2004. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised the classification to exclude $5.8 million from cash and cash equivalents at March 31, 2004, and to include such amounts as short-term investments. In addition, we have made corresponding revisions to the accompanying statements of cash flows to reflect the purchases and proceeds form sale of the auction rate securities as investing activities. These revisions resulted in a net decrease in cash provided by investing activities of $1.4 million for the three months ending March 31, 2004.

NOTE 3. RELATED PARTY TRANSACTIONS

     The following is a summary of major transactions between us and ESS Technology, Inc., which was our parent company prior to August 2001, for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net payables at beginning of period	$(127)	$(281)
Charges by Vialta to ESS	208	2
Charges by ESS to Vialta:
Purchase of products	(12)	(339)
Building lease	(125)	(124)
Other	(2)	(6)
Cash receipts from ESS	(208)	(2)
Cash payments made to ESS	169	436

Net payables at end of period	$(97)	$(314)

NOTE 4. MARKETABLE SECURITIES

     Our portfolio of marketable securities at March 31, consisted of the following (in thousands):

	March 31, 2005				December 31, 2004
	Available-for-Sale Securities				Available-for-Sale Securities
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Money market funds	$11	$—	$—	$11	$4	$—	$—	$4
Commercial paper	9,442	—	(1)	9,441	2,542	—	—	2,542
Cash	4,649	—	—	4,649	4,750	—	—	4,750

Total cash and cash equivalents	$14,102	$—	$(1)	$14,101	$7,296	$—	$—	$7,296

Market auction preferred securities	$500	$—	$—	$500	$5,300	$—	$—	$5,300
U.S. government debt securities	3,267	—	(5)	3,262	4,741	—	(10)	4,731
Corporate debt securities	518	—	(2)	516	1,077	—	(2)	1,075

Total short-term investments	$4,285	$—	$(7)	$4,278	11,118	$—	$(12)	$11,106

NOTE 5. INVENTORIES

     The following table summarizes the activity in inventories and reserves for the three months ended March 31, 2005 (in thousands):

	Gross	Reserve	Net
As of December 31, 2004	$9,540	$(5,040)	$4,500
Purchase of inventories	751	—	751
Shipments and Returns	(751)	—	(751)
Use or Disposal of inventories	(3)	—	(3)

As of March 31, 2005	$9,537	$(5,040)	$4,497

Raw Material	$2,708	$(1,615)	$1,093
Finished Goods	6,829	(3,425)	3,404

	$9,537	$(5,040)	$4,497

NOTE 6. BALANCE SHEET COMPONENTS (in thousands)

	March 31,	December 31,
	2005	2004
Short-term investments
US Government debt securities	$3,262	$4,731
Market auction preferred securities	500	5,300
Corporate debt securities	516	1,075

	$4,278	$11,106

Due after one year	$1,370	$3,385
Due within one year	2,908	7,721

	$4,278	$11,106

	March 31,	December 31,
	2005	2004
Accounts receivable, net
Accounts receivable	$681	$2,838
Less: Allowance for doubtful accounts	(163)	(77)

	$518	$2,761

Prepaid expenses and other
Prepaid insurance	$129	$207
Other current assets	133	144

	$262	$351

Property and equipment, net
Machinery and equipment	$1,037	$1,037
Furniture and fixtures	551	551
Software and web site development cost	259	259

	1,847	1,847
Less: Accumulated depreciation	(1,582)	(1,545)

	$265	$302

Accrued liabilities and other
Accrued compensation costs	$620	$880
Professional fees	394	274
Other current liabilities	378	390
Product return/warranty liability	348	399
Accrued charges, related party	97	127

	$1,837	$2,070

Deferred profit
Deferred revenue	$1,032	$3,086
Deferred costs	(656)	(1,776)

Deferred profit	$376	$1,310

NOTE 6. COMPUTATION OF NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing the net income for the three months ended March 31, 2005 and March 31, 2004 by the weighted average number of shares of common stock outstanding during the periods.

     Diluted net income (loss) per share is calculated by using the weighted average number of common shares outstanding for the three months ended March 31, 2005 and March 31, 2004 and gives effect to all dilutive potential common shares outstanding for the three months ended March 31, 2005 and March 31, 2004. The reconciling difference between the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2005 and March 31, 2004 presented is the inclusion of the dilutive effect of stock options issued to employees under employee stock option plans.

     Diluted net income (loss) per share excludes out-of-the-money stock options totaling 6.7 million and 2.6 million shares for the three months ended March 31, 2005 and March 31, 2004, respectively. While these options are currently anti-dilutive, they could be dilutive in the future. A reconciliation of basic and diluted income (loss) per share is presented below (in thousands, except per share amounts):

	For the three months ended
	March 31,
	2005	2004
Basic:
Net income (loss)	$(1,071)	$1,486

Weighted shares outstanding	83,077	82,803

Net income (loss) per share	$(0.01)	$0.02

Diluted:
Net income (loss)	$(1,071)	$1,486

Weighted shares outstanding	83,077	82,803
Effects of dilutive securities: stock options	—	5,749

Diluted weighted shares outstanding	83,077	88,552

Net income (loss) per share	$(0.01)	$0.02

NOTE 7. SUBSEQUENT EVENTS

     In connection with the acquisition of certain content licenses in 2002, we received a note receivable of $ 10.0 million of which $5.0 million remained outstanding as of March 31, 2005. This note bears interest at 7.5% per annum, compounded quarterly. This note was fully reserved in 2002 due to uncertainties regarding its collection. On April 28, 2005, we collected the outstanding balance of $5.0 million on this note. Accordingly, we will record the related gain of $5.0 million in the quarter ending June 30, 2005.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion includes forward-looking statements with respect to our future financial performance. Actual results may differ materially from those currently anticipated depending on a variety of factors, including those described below under the sub-heading, “Cautionary Statement Regarding Forward-Looking Statements” as well as “Other Factors That May Affect Our Business and Future Results” and the risks discussed in our most recent filing with the Securities and Exchange Commission. This following discussion should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and notes thereto that appear elsewhere in this report. There is no assurance that the proposed merger will be consummated, that the diversion of management time necessary to complete the proposed merger or the costs associated with the proposed merger will not effect our results of operations or that actions we take in anticipation on the proposed merger may not be undone if the merger is not consummated.

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

     Since our inception, we have financed our operations primarily from funds raised in private offerings of convertible preferred stock and common stock and through vendor credit. For the three months ended March 31, 2005 we had a net loss of $1.0 million and expect to incur losses for at least the remainder of fiscal 2005. As of March 31, 2005, we had an accumulated deficit of $110.2 million.

     On March 28, 2005, we announced entering into a definitive merger agreement with Victory Acquisition Corp., a newly formed entity established by Fred S.L. Chan, Chairman of the Company, and certain of his family members. Victory will acquire the approximately 60% of our stock not owned by it for $0.36 per share in cash. The proposed merger is expected to be completed in the third quarter of 2005 and is subject to Vialta shareholder and customary approvals.

Results of Operations

For the three months ended March 31, 2005 compared with three months ended March 31, 2004

     Net revenue. Net revenue was $3.0 million for the three months ended March 31, 2005 compared to $5.0 million for the three months ended March 31, 2004. Net revenue included $2.5 million and $4.1 million in domestic sales for the three months ended March 31, 2005 and 2004, respectively, and $494,000 and $887,000 in international sales for the three months ended March 31, 2005 and 2004, respectively. Revenue for the first quarter of 2005 includes the recognition of deferred revenue of approximately $2.5 million, that was deferred at December 31, 2004. Revenue for the first quarter of 2004 includes the recognition of deferred revenue of approximately $3.3 million, that was deferred at December 31, 2003. The decrease in revenue is the result of lower unit sales for our Beamer videophone in both the domestic and international market. For the three months ended March 31, 2005, Best Buy and The Shaper Image accounted for approximately 34% and 14%, respectively, of our net revenue. For the three months ended March 31, 2004, Frys and Best Buy accounted for approximately 16% and 15%, respectively, of our net revenue.

     Cost of goods sold. Cost of goods sold was $2.2 million for the three months ended March 31, 2005 compared to $1.4 million for the three months ended March 31, 2004. This increase is primarily due to during the first quarter of 2005 product costs were recorded at full cost as compared to the first quarter of 2004 where our inventory costs for our Beamer videophone products were expensed in prior periods. Because a significant portion of our inventory for raw materials and finished goods for our Beamer videophone products was expensed in prior periods, cost of goods sold for the three months ended March 31, 2004 was lower than what would otherwise have been recorded.

     Gross profit. Gross profit was $788,000 for the three months ended March 31, 2005 compared to $3.6 million for the three months ended March 31, 2004. If we had not previously expensed inventory costs, our gross profit for the first quarter of 2004 would have $1.6 million.

     Engineering and development. Engineering and development expenses were $292,000 for the three months ended March 31, 2005, compared to $336,000 for the three months ended March 31, 2004. The decrease was primarily due to reductions in engineering and development personnel. We expect engineering and development expenses to be relatively constant in future periods.

     Sales and marketing. Sales and marketing expenses were $292,000 for the three months ended March 31, 2005, compared to $605,000 for the three months ended March 31, 2004. The decrease was primarily due to reductions in sales and marketing personnel and a decrease in certain marketing initiatives such as e-marketing and direct mail. We expect sales and marketing expenses to be relatively constant in future periods, and we currently do not have the resources to support a significant and sustained national advertising and consumer awareness program which may be necessary to maintain or significantly increase sales.

     General and administrative. General and administrative expenses were $1.4 million for the three months ended March 31, 2005 compared to $1.4 million for the three months ended March 31, 2004. Although there was no significant variance in general and administrative expenses, the composition between the three months ended March 31, 2005 and 2004 included reductions in general and administrative personnel, decreases in depreciation due to assets becoming fully depreciated and a credit to state income taxes resulting from a refund of previously paid taxes in California. These decreases were offset by increases in legal expenses and outside services in connection with the proposed merger with Victory Acquisition Corp. We expect to incur significant additional expenses for legal and other professional services related to the proposed merger.

     Interest income and other, net. Interest income and other, net, was $203,000 for the three months ended March 31, 2005, compared to $209,000 for the three months ended March 31, 2004.

Liquidity and Capital Resources

     As of March 31, 2005, we had $21.4 million in cash and cash equivalents, restricted cash and short-term investments compared to $25.8 million as of March 31, 2004, representing a decrease of $4.4 million. As discussed in Note 7 of the Notes to the Condensed Consolidated Financial Statements, on April 28, 2005 we received cash of $5.0 million representing payment of a note receivable.

     Our principal sources of liquidity are cash and cash equivalents and investments. Net cash used in operating activities was $27,000 for the three months ended March 31, 2005 compared to $1.6 million for the three months ended March 31, 2004, representing a decrease of approximately $1.6 million. The decrease in cash used in operating activities during the three months ended March 31, 2005 compared to the three months ended March 31, 2004, was primarily due to a significant increase in cash collected from sales of our products offset by a decrease in deferred profit and accounts payable.

     Net cash provided by investing activities for the three months ended March 31, 2005 was $6.8 million compared to $1.0 million for the three months ended March 31, 2004 representing an increase of approximately $5.8 million. Net cash provided by investing activities for the three months ended March 31, 2005 and 2004 was primarily due to a reduction in purchases and an increase in sales of short-term investments.

     There was no net cash used in financing activities for the three months ended March 31, 2005 and 2004.

     Capital expenditures for the 12-month period ending December 31, 2005 are anticipated to be approximately $100,000, primarily to acquire capital equipment.

     In September 2001, the Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock in open market or private transactions over a twelve-month period. In June 2002, the Board of Directors authorized the existing stock repurchase program be extended to include the repurchase of up to an additional 10,000,000 shares of common stock. Through December 31, 2003, we repurchased approximately 11,964,000 shares of common stock at an aggregate cost of $9.4 million. There were no common stock repurchases during the year ended December 31, 2004 and the three months ended March 31, 2005. As of March 31, 2005, approximately 8,036,000 shares remain authorized for repurchase.

     In January 2000, we entered into a three-year non-cancelable lease agreement for our headquarters with ESS. In July 2003, we amended the lease. The terms of the amendment include a 60% reduction in the amount of square footage leased, a reduction in the monthly rent to current market rates and an extension of the term from December 31, 2003 to June 30, 2005. Under the terms of this and other leases, with various expiration dates through 2006, our future minimum rental payments as of March 31, 2005 are as follows: $225,000 and $141,000 for the nine months ended 2005 and for the year ended 2006.

     We believe that our existing cash and cash equivalents and investments will be sufficient to fund our operations through March 31, 2006. However, to continue our operations beyond that date, or if our current level of operations change, or to achieve our longer-term goals of introducing additional products to consumers, we believe we will need to raise additional capital, which may not be available on acceptable terms, if at all. We have historically used vendor credit as well as private offerings of convertible preferred stock and common stock to fund operations and provide for capital requirements. However, the price per share of any future equity-related financing will be determined at the time the offering is made and cannot be anticipated at this time. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders is likely to or will be reduced and such equity securities may have rights, preferences or privileges better than those of current stockholders. We cannot assure you that any additional financing will be available or that, if available, it will be sufficient or it can be obtained on terms favorable to us or our stockholders. If adequate funds are not available if and when needed, we would be required to delay, limit or eliminate some or all of our proposed operations.

Revision in Classification of Certain Securities

     In connection with preparation of these financial statements, we concluded that it was appropriate to classify our auction rate securities as current investments at December 31, 2004. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised the classification to exclude $5.8 million from cash and cash equivalents at March 31, 2004, and to include such amounts as short-term investments. In addition, we have made corresponding revisions to the accompanying statements of cash flows to reflect the purchases and proceeds form sale of the auction rate securities as investing activities. These revisions resulted in a net decrease in cash provided by investing activities of $1.4 million for the three months ended March 31, 2004.

Critical Accounting Policies

     Our critical accounting policies were disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Form 10-K for the year ended December 31, 2004. On an ongoing basis, we re-evaluate our judgments and estimates including those related to valuation of inventories, valuation of long-lived assets and certain risks and concentrations. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. We apply our estimates and judgments consistently for all periods presented.

Other Factors That May Affect Our Business and Future Results

     Factors that could impact our future business, consolidated financial position, results of operations or cash flows and cause future results to differ from our expectations include the following: the ability to achieve revenues and profitability; the risks and expenses of the proposed merger with Victory; the ability to raise additional capital; competition; pricing pressures; the dependence on a limited number of products and the need to develop new products and features; the success of our existing products and other consumer products we may develop; component supply shortages; potential conflicts with ESS Technology, Inc., our former parent; the success of current distribution and retail relationships and the ability to enter into additional distribution agreements; risks associated with the expansion of our business, including increased costs and the strain on management and other resources; the risk of product defects, system failures or interruptions; general economic, political and regulatory changes including in Asia; claims by third parties of intellectual property infringement; dependence on key management personnel and the need to attract and retain additional qualified personnel; risks associated with possible business acquisitions; regulatory changes that affect consumer electronics, telecommunications, copyrights or the internet; quarterly fluctuations in operating results; risks of class action lawsuits based on fluctuations in our stock price; seasonal trends identified in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and other filings with the Securities and Exchange Commission.

ITEM 3: Quantitative and Qualitative Disclosure About Market Risk

     Interest Rate Risks. We invest in short-term investments. Consequently, we are exposed to fluctuations in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for sale, and at March 31, 2005, are recorded at market values.

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

PART II. OTHER INFORMATION

ITEM 6: Exhibits and Reports on Form 8-K

(a)	Exhibits. We incorporate by reference all exhibits filed in connection with our annual report on Form 10K for the year ended December 31, 2004.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIALTA, INC. (Registrant)

Date: May 16, 2005	By:	/s/ Didier Pietri

Didier Pietri
President and Chief Executive Officer

	By:	/s/ William M. Scharninghausen

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