Form 10-Q
period 2005-06-30
VIALTA INC
filed 2005-08-15
CIK 1141363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005.

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
     Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, on August 5, 2005 was 83,108,921 shares.

VIALTA, INC.
FORM 10-Q: QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1: Financial Statements
VIALTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$23,594	$7,296
Restricted cash	35	3,057
Short-term investments	1,499	11,106
Accounts receivable, net	277	2,761
Inventories	4,302	4,500
Prepaid expenses and other	202	351

Total current assets	29,909	29,071

Property and equipment, net	236	302
Other assets	30	29

Total assets	$30,175	$29,402

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31	$373
Accrued liabilities and other	1,175	2,070
Deferred profit	320	1,310

Total current liabilities	1,526	3,753

Stockholders’ equity:
Common stock	95	95
Additional paid-in capital	144,126	144,122
Treasury stock	(9,458)	(9,458)
Accumulated deficit	(106,111)	(109,098)
Accumulated other comprehensive loss	(3)	(12)

Total stockholders’ equity	28,649	25,649

Total liabilities and stockholders’ equity	$30,175	$29,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIALTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenue	$676	$2,782	$3,634	$7,756
Cost of goods sold	718	997	2,888	2,393

Gross profit (loss)	(42)	1,785	746	5,363

Operating expenses and recovery:
Engineering and development	285	266	577	602
Sales and marketing	125	511	417	1,116
General and administrative	882	1,333	2,360	2,693
Recovery of prior period impairment charges	(5,000)	—	(5,000)	—

Total operating expenses and recovery	(3,708)	2,110	(1,646)	4,411

Operating income (loss)	3,666	(325)	2,392	952

Interest income and other:
Interest, net	298	160	501	369
Gain on investment	94	—	94	—

Total interest income and other	392	160	595	369

Net income (loss)	$4,058	$(165)	$2,987	$1,321

Net income (loss) per share:
Basic	$0.05	$(0.00)	$0.04	$0.02

Diluted	$0.05	$(0.00)	$0.03	$0.01

Weighted average common shares outstanding:
Basic	83,092	82,907	83,085	82,855

Diluted	88,213	82,907	87,508	88,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIALTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,987	$1,321
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	66	285
Changes in operating assets and liabilities:
Accounts receivable, net	2,484	2,887
Inventories	198	(1,943)
Prepaid expenses and other	148	(223)
Deferred profit	(990)	(2,887)
Accounts payable and accrued liabilities and other	(1,237)	(2,334)

Net cash provided by (used in) operating activities	3,656	(2,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(516)	(8,800)
Proceeds from sales of short-term investments	10,132	11,162
Restricted cash deposit	3,022	(815)
Acquisitions of property and equipment	—	(6)

Net cash provided by investing activities:	12,638	1,541

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares of common stock	4	8

Net cash provided by financing activities:	4	8

Net increase (decrease) in cash and cash equivalents	16,298	(1,345)
Cash and cash equivalents, beginning of the period	7,296	9,356

Cash and cash equivalents, end of the period	$23,594	$8,011

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
Since our inception, we have incurred substantial losses and negative cash flows from operations. We expect operating losses and negative cash flows from operations to continue for the foreseeable future. In addition, losses may increase from current levels due to expansion of operations, expansion of product offerings, decreased sales and development of relationships with other businesses. We believe that we have sufficient cash and cash equivalents, restricted cash and investments to fund our existing operations through June 30, 2006. However, in the longer term, failure to generate sufficient revenues, raise additional capital or reduce spending could have a material adverse effect on our ability to continue to operate our business
On March 28, 2005, we announced execution of a definitive merger agreement with Victory Acquisition Corp., a newly formed entity established by Fred S.L. Chan, Chairman of Vialta, and certain of his family members. Pursuant to the agreement, Victory will merge into Vialta and holders of the approximately 60% of our stock not owned by Victory will receive $0.36 per share in cash. The proposed merger is expected to be completed in the third quarter of 2005 and is subject to Vialta shareholder and customary approvals.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed interim financial statements contain all adjustments, all of which are normal and recurring in nature, necessary to fairly present our financial position, operating results and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in our Annual Report on Form 10-K filed on March 31, 2005. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other period or for the fiscal year ending December 31, 2005.
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
     Approximately $3.1 million of cash at June 30, 2004 was restricted as collateral for letters of credit to a contract manufacturer and raw materials supplier.
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
Warranty
     We provide a limited warranty on our products for periods ranging from 90 days to 12 months from the date of sale to the end customer. We estimate warranty costs based on historical experience and accrue for estimated costs as a charge to cost of sales when revenue is recognized. The following table shows the details of the product warranty accrual (in thousands):

	June 30,	June 30,
	2005	2004
Beginning balance	$399	$484
Accruals for warranties issued during the period	228	656
Settlements made during the period	(300)	(372)

Ending balance	$327	$768

Comprehensive gain (loss)
     Comprehensive gain (loss) is defined to include all changes in equity during a period from non-owner sources. Other comprehensive gain (loss) for the six months ended June 30, 2005 and 2004 was comprised of unrealized gain (loss) on available-for-sale investment and amounted to $9,000 and ($29,000), respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$4,058	$(165)	$2,987	$1,321
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(54)	(179)	(123)	(413)

Pro forma net income (loss)	$4,004	$(344)	$2,864	$908

Pro forma net income (loss) per share:
Basic	$0.05	$(0.00)	$0.04	$0.02
Diluted	$0.05	$(0.00)	$0.03	$0.01
Revision in Classification of Certain Securities
     In connection with preparation of these financial statements, we concluded that it was appropriate to classify our auction rate securities as current investments at December 31, 2004. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised the classification to exclude $5.8 million from cash and cash equivalents at June 30, 2004, and to include such amounts as short-term investments. In addition, we have made corresponding revisions to the accompanying statements of cash flows to reflect the purchases and proceeds form sale of the auction rate securities as investing activities. These revisions resulted in a net decrease in cash provided by investing activities of $1.4 million for the six months ended June 30, 2004.
Recent Accounting Pronouncements
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which changes the requirements for the accounting for and reporting of voluntary changes in accounting principle. SFAS 154 requires retrospective application to prior periods financial statements of changes in accounting principle unless impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Change (APB 20), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect correction of an error. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 applies to voluntary changes in accounting principle that are made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a significant impact on its financial condition or results of operations.
NOTE 3. RECOVERY OF PRIOR PERIOD IMPAIRMENT CHARGES
     In connection with the acquisition of certain content licenses in 2002, we received a note receivable of $10.0 million of which $5.0 million remained outstanding as of March 31, 2005. This note was fully reserved in 2002 due to uncertainties regarding its collection. On April 28, 2005, we collected the outstanding balance of $5.0 million on this note and we recorded the $5.0 million as a component of operating income in the quarter ended June 30, 2005.
NOTE 4. RELATED PARTY TRANSACTIONS
     The following is a summary of major transactions between us and ESS Technology, Inc., which was our parent company prior to August 2001, for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net payables at beginning of period	$(97)	$(314)	$(127)	$(281)
Charges by Vialta to ESS	—	55	208	55
Charges by ESS to Vialta:
Purchase of products	—	(383)	(12)	(722)
Building lease	(127)	(123)	(252)	(247)
Other	(2)	(4)	(4)	(10)
Cash receipts from ESS	—	(18)	(208)	(18)
Cash payments made to ESS	139	564	308	1,000

Net payables at end of period	$(87)	$(223)	$(87)	$(223)

NOTE 5. MARKETABLE SECURITIES
     Our portfolio of marketable securities at June 30, 2005 consisted of the following (in thousands):

	June 30, 2005				December 31, 2004
	Available-for-Sale Securities				Available-for-Sale Securities
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Value
Money market funds	$18,366	$—	$—	$18,366	$4	$—	$—	$4
Commercial paper	2,000	—	—	2,000	2,542	—	—	2,542
Cash	3,228	—	—	3,228	4,750	—	—	4,750

Total cash and cash equivalents	$23,594	$—	$—	$23,594	$7,296	$—	$—	$7,296

Market auction preferred securities	$—	$—	$—	$—	$5,300	$—	$—	$5,300
U.S. government debt securities	977	—	(1)	976	4,741	—	(10)	4,731
Corporate debt securities	525	—	(2)	523	1,077	—	(2)	1,075

Total short-term investments	$1,502	$—	$(3)	$1,499	11,118	$—	$(12)	$11,106

Due after one year				$626				$3,385
Due within one year				873				7,721

				$1,499				$11,106

NOTE 6. INVENTORIES
     The following table summarizes the activity in inventories and reserves for the six months ended June 30, 2005 (in thousands):

	Gross	Reserve	Net
As of December 31, 2004	$9,540	$(5,040)	$4,500
Purchase of inventories	751	—	751
Shipments and returns	(751)	—	(751)
Use or disposal of inventories	(3)	—	(3)

As of March 31, 2005	$9,537	$(5,040)	$4,497

Purchase of inventories	177	—	177
Additional reserves	—	(8)	(8)
Shipments and returns	(346)	—	(346)
Use or disposal of inventories	(18)	—	(18)

As of June 30, 2005	$9,350	$(5,048)	$4,302

Raw material	$2,513	$(1,615)	$898
Finished goods	6,837	(3,433)	3,404

	$9,350	$(5,048)	$4,302

NOTE 7. OTHER BALANCE SHEET COMPONENTS (in thousands)

	June 30,	December 31,
	2005	2004
Accounts receivable, net
Accounts receivable	$329	$2,838
Less: Allowance for doubtful accounts	(52)	(77)

	$277	$2,761

Prepaid expenses and other
Prepaid insurance	$52	$207
Other current assets	150	144

	$202	$351

Property and equipment, net
Machinery and equipment	$1,037	$1,037
Furniture and fixtures	551	551
Software and web site development cost	259	259

	1,847	1,847
Less: Accumulated depreciation	(1,611)	(1,545)

	$236	$302

Accrued liabilities and other
Accrued compensation costs	$153	$880
Professional fees	394	274
Other current liabilities	214	390
Product return/warranty liability	327	399
Accrued charges, related party	87	127

	$1,175	$2,070

Deferred profit
Deferred revenue	$809	$3,086
Deferred costs	(489)	(1,776)

	$320	$1,310

NOTE 8. COMPUTATION OF NET INCOME (LOSS) PER SHARE
     Basic net income (loss) per share is computed by dividing the net income (loss) for the three and six months ended June 30, 2005 and June 30, 2004 by the weighted average number of shares of common stock outstanding during the periods.
     Diluted net income per share is calculated by using the weighted average number of common shares outstanding for the three and six months ended June 30, 2005 and June 30, 2004 and gives effect to all dilutive potential common shares outstanding for the three and six months ended June 30, 2005 and June 30, 2004. The reconciling difference between the computation of basic and diluted net income per share for the three and six months ended June 30, 2005 and June 30, 2004 presented is the inclusion of the dilutive effect of stock options issued to employees under employee stock option plans.
     Diluted net income per share excludes out-of-the-money stock options totaling 3.4 million shares and 2.3 million shares for the three months ended June 30, 2005 and June 30, 2004, respectively and 6.1 million shares and 3.8 million shares for the six months ended June 30, 2005 and June 30, 2004, respectively. While these options are currently anti-dilutive, they could be dilutive in the future. A reconciliation of basic and diluted income per share is presented below (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic:
Net income (loss)	$4,058	$(165)	$2,987	$1,321

Weighted shares outstanding	83,092	82,907	83,085	82,855

Net income (loss) per share	$0.05	$(0.00)	$0.04	$0.02

Diluted:
Net income (loss)	$4,058	$(165)	$2,987	$1,321

Weighted shares outstanding	83,092	82,907	83,085	82,855

Effects of dilutive securities: stock options	5,121	—	4,423	5,213

Diluted weighted shares outstanding	88,213	82,907	87,508	88,068

Net income (loss) per share	$0.05	$(0.00)	$0.03	$0.01

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion includes forward-looking statements with respect to our future financial performance. Actual results may differ materially from those currently anticipated depending on a variety of factors, including those described below under the sub-heading, “Cautionary Statement Regarding Forward-Looking Statements” as well as “Other Factors That May Affect Our Business and Future Results” and the risks discussed in our most recent filing with the Securities and Exchange Commission. This following discussion should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and notes thereto that appear elsewhere in this report. There is no assurance that the proposed merger will be consummated, that the diversion of management time necessary to complete the proposed merger or the costs associated with the proposed merger will not affect our results of operations or that actions we take in anticipation on the proposed merger may be undone if the merger is not consummated.
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
     Since our inception, we have financed our operations primarily from funds raised in private offerings of convertible preferred stock and common stock and through vendor credit. For the three and six months ended June 30, 2005 we had a net income of $4.1 million and $3.0 million, respectively and expect to incur losses for at least the remainder of fiscal 2005. As of June 30, 2005, we had an accumulated deficit of $106.1 million.
     On March 28, 2005, we announced execution of a definitive merger agreement with Victory Acquisition Corp., a newly formed entity established by Fred S.L. Chan, Chairman of Vialta, and certain of his family members. Pursuant to the agreement, Victory will merge into Vialta and holders of the approximately 60% of our stock not owned by Victory will receive $0.36 per share in cash. The proposed merger is expected to be completed in the third quarter of 2005 and is subject to Vialta shareholder and customary approvals.
Results of Operations
For the three months ended June 30, 2005 compared with three months ended June 30, 2004
     Net revenue. Net revenue was $676,000 for the three months ended June 30, 2005 compared to $2.8 million for the three months ended June 30, 2004. Net revenue included $617,000 and $1.7 million in domestic sales for the three months ended June 30, 2005 and 2004, respectively, and $59,000 and $1.1 million in international sales for the three months ended June 30, 2005 and 2004, respectively. Revenue for the second quarter of 2005 includes the recognition of deferred revenue of approximately $1.0 million, that was deferred at March 31, 2005. Revenue for the second quarter of 2004 includes the recognition of deferred revenue of approximately $2.6 million, that was deferred at March 31, 2004. The decrease in revenue is the result of significantly lower unit sales for our Beamer videophone products in both the domestic and international market. These lower sales are believed to result from a decrease in sales and promotion campaigns and an overall decrease in sales and marketing personnel. For the three months ended June 30, 2005, Best Buy and The Shaper Image accounted for approximately 24% and 23%, respectively, of our net revenue. For the three months ended June 30, 2004, CEC and The Sharper Image accounted for approximately 27% and 21%, respectively, of our net revenue.

     Cost of goods sold. Cost of goods sold was $718,000 for the three months ended June 30, 2005 compared to $997,000 for the three months ended June 30, 2004. The decrease is primarily due to the result of lower unit sales for our Beamer videophone products as mentioned above. During the second quarter of 2005 product costs were recorded at full cost as compared to the second quarter of 2004 where our inventory costs for our Beamer videophone products were expensed in prior periods. Although cost of goods sold is lower compared to the second quarter of 2004, it is higher than revenue for the three months ended June 30, 2005 due to fixed expenses for manufacturing overhead which are included in cost of goods sold. Because a significant portion of our inventory for raw materials and finished goods for our Beamer videophone products was expensed in prior periods, cost of goods sold for the three months ended June 30, 2004 was lower than what would otherwise have been recorded.
     Gross profit (loss). Gross loss was $42,000 for the three months ended June 30, 2005 compared to gross profit of $1.8 million for the three months ended June 30, 2004. If we had not previously expensed inventory costs, our gross profit for the second quarter of 2004 would have been approximately $1.1 million.
     Engineering and development. Engineering and development expenses were $285,000 for the three months ended June 30, 2005, compared to $266,000 for the three months ended June 30, 2004. The increase was primarily due to an increase in engineering expenses related to the development of a broadband videophone product partially offset by reductions in engineering and development personnel. We expect engineering and development expenses to be relatively constant in future periods.
     Sales and marketing. Sales and marketing expenses were $125,000 for the three months ended June 30, 2005, compared to $511,000 for the three months ended June 30, 2004. The decrease was primarily due to reductions in sales and marketing personnel and an overall decrease in certain marketing and promotion initiatives such as e-marketing, direct mail and print advertising. We expect sales and marketing expenses to be relatively constant in future periods, and we currently do not have the resources to support a significant and sustained national advertising and consumer awareness program which may be necessary to maintain or significantly increase sales. Without these programs, we may experience further declines in revenue.
     General and administrative. General and administrative expenses were $882,000 for the three months ended June 30, 2005 compared to $1.3 million for the three months ended June 30, 2004. The decrease was primarily due to reductions in general and administrative personnel and decreases in depreciation due to assets becoming fully depreciated. These decreases were partially offset by increases in legal expenses and outside services in connection with the proposed merger with Victory Acquisition Corp. We expect to incur additional expenses for legal and other professional services related to the proposed merger.
     Recovery of prior period impairment charges. In connection with the acquisition of certain content licenses in 2002, we received a note receivable of $10.0 million of which $5.0 million remained outstanding as of March 31, 2005. This note was fully reserved in 2002 due to uncertainties regarding its collection. On April 28, 2005, we collected the outstanding balance of $5.0 million on this note and we recorded the $5.0 million as a component of operating income in the quarter ending June 30, 2005.
     Interest income and other, net. Interest income and other, net, was $392,000 for the three months ended June 30, 2005, compared to $160,000 for the three months ended June 30, 2004. The increase was primarily due to the collection of the remaining interest related to the note receivable mentioned above. In addition we received cash of $94,000 during the second quarter of 2005 on preferred shares we previously acquired in an unrelated company which was recorded as a gain on investment. Our original investment in this company had been written down to zero in a prior period.
For the six months ended June 30, 2005 compared with six months ended June 30, 2004
     Net revenue. Net revenue was $3.6 million for the six months ended June 30, 2005 compared to $7.8 million for the six months ended June 30, 2004. Net revenue included $3.0 million and $5.8 million in domestic sales for the six months ended June 30, 2005 and 2004, respectively, and $553,000 and $2.0 million in international sales for the six months ended June 30, 2005 and 2004, respectively. Revenue for the six months ended June 30, 2005 includes the recognition of deferred revenue of approximately $3.1 million, that was deferred at December 31, 2004. Revenue for the six months ended June 30, 2004 includes the recognition of deferred revenue of approximately $5.2 million, that was deferred at December 31, 2004. The decrease in revenue is the result of significantly lower unit sales for our Beamer videophone products in both the domestic and international market. These lower sales are believed to result from a decrease in sales and promotion campaigns and an overall decrease in sales and marketing personnel. For the six months ended June 30, 2005, Best Buy and The Shaper Image accounted for approximately 32% and 16%, respectively, of our net revenue. For the six months ended June 30, 2004, CEC and The Sharper Image accounted for approximately 19% and 15%, respectively, of our net revenue.

     Cost of goods sold. Cost of goods sold was $2.9 million for the six months ended June 30, 2005 compared to $2.4 million for the six months ended June 30, 2004. The increase is primarily due to during the six months ended June 30, 2005 product costs were recorded at full cost as compared to the six months ended June 30, 2004 where our inventory costs for our Beamer videophone products were expensed in prior periods. Because a significant portion of our inventory for raw materials and finished goods for our Beamer videophone products was expensed in prior periods, cost of goods sold for the six months ended June 30, 2004 was lower than what would otherwise have been recorded.
     Gross profit. Gross profit was $746,000 for the six months ended June 30, 2005 compared to $5.4 million for the six months ended June 30, 2004. If we had not previously expensed inventory costs, our gross profit for the six months ended June 30, 2004 would have been approximately $2.8 million.
     Engineering and development. Engineering and development expenses were $577,000 for the six months ended June 30, 2005, compared to $602,000 for the six months ended June 30, 2004. The decrease was primarily due to reductions in engineering personnel offset by an increase in engineering expenses related to the development of a broadband videophone product. We expect engineering and development expenses to be relatively constant in future periods.
     Sales and marketing. Sales and marketing expenses were $417,000 for the six months ended June 30, 2005, compared to $1.1 million for the six months ended June 30, 2004. The decrease was primarily due to reductions in sales and marketing personnel and an overall decrease in certain marketing and promotion initiatives such as e-marketing, direct mail and print advertising. We expect sales and marketing expenses to be relatively constant in future periods, and we currently do not have the resources to support a significant and sustained national advertising and consumer awareness program which may be necessary to maintain or significantly increase sales. Without these programs, we may experience further declines in revenue.
     General and administrative. General and administrative expenses were $2.4 million for the six months ended June 30, 2005 compared to $2.7 million for the six months ended June 30, 2004. The decrease is primarily due to reductions in general and administrative personnel, decreases in depreciation due to assets becoming fully depreciated. These decreases were partially offset by increases in legal expenses and outside services in connection with the proposed merger with Victory Acquisition Corp. We expect to incur additional expenses for legal and other professional services related to the proposed merger.
     Recovery of prior period impairment charges. In connection with the acquisition of certain content licenses in 2002, we received a note receivable of $10.0 million of which $5.0 million remained outstanding as of March 31, 2005. This note was fully reserved in 2002 due to uncertainties regarding its collection. On April 28, 2005, we collected the outstanding balance of $5.0 million on this note and we recorded the $5.0 million as a component of operating income in the quarter ending June 30, 2005.
     Interest income and other, net. Interest income and other, net, was $595,000 for the six months ended June 30, 2005, compared to $369,000 for the six months ended June 30, 2004. The increase was primarily due to the collection of the remaining interest related to the note receivable mentioned above. In addition we received cash of $94,000 during the second quarter of 2005 on preferred shares we previously acquired in an unrelated company which was recorded as a gain on investment. Our original investment in this company had been written down to zero in a prior period.
Liquidity and Capital Resources
     As of June 30, 2005, we had $25.1 million in cash and cash equivalents, restricted cash and short-term investments compared to $21.5 million as of December 31, 2004, representing an increase of $3.6 million.
     Our principal sources of liquidity are cash and cash equivalents and investments. Net cash provided by operating activities was $3.7 million for the six months ended June 30, 2005 compared to $2.9 million net cash used in operating activities for the six months ended June 30, 2004, representing an increase of approximately $6.6 million. The increase in cash provided by operating activities during the six months ended June 30, 2005 compared to the six months ended June 30, 2004, was primarily due to the $5.0 million received by us for repayment of a note receivable, a significant decrease in purchases of inventory and a decrease in deferred profit and accounts payable.
     Net cash provided by investing activities for the six months ended June 30, 2005 was $12.6 million compared to $1.5 million for the six months ended June 30, 2004 representing an increase of approximately $11.1 million. Net cash provided by investing activities for the six months ended June 30, 2005 and 2004 was primarily due to a reduction in purchases and an increase in sales of short-term investments and release of $3.0 million in restricted cash.

     Net cash provided by financing activities for the six months ended June 30, 2005 was $4,000 compared to $8,000 for the six months ended June 30, 2004.
     Capital expenditures for the 12-month period ending December 31, 2005 are anticipated to be approximately $50,000, primarily to acquire equipment.
     In September 2001, the Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock in open market or private transactions over a twelve-month period. In June 2002, the Board of Directors authorized the existing stock repurchase program be extended to include the repurchase of up to an additional 10,000,000 shares of common stock. Through December 31, 2003, we repurchased approximately 11,964,000 shares of common stock at an aggregate cost of $9.4 million. There were no common stock repurchases during the year ended December 31, 2004 and the six months ended June 30, 2005. As of June 30, 2005, approximately 8,036,000 shares remain authorized for repurchase.
     In January 2000, we entered into a three-year non-cancelable lease agreement for our headquarters with ESS. In July 2003, we amended the lease. The amended lease agreement for our headquarters with ESS expired June 30, 2005. We have recently negotiated a new amendment to the lease with ESS. The terms of the new amendment include a significant reduction in the amount of square footage leased and a lease term on a month to month basis with a 60 day cancellation notice by either party to the lease. If we stay in our headquarters at the new amended rate, rental payments to ESS will be $58,000 and $76,000 for the six months ended December 31, 2005 and for the year ended 2006, respectively. Under the terms of our other leases, with various expiration dates through 2006, our future minimum rental payments as of June 30, 2005 for our other lease are $98,000 and $141,000 for the six months ended December 31, 2005 and for the year ended 2006, respectively
     We believe that our existing cash and cash equivalents and investments will be sufficient to fund our operations through June 30, 2006. However, to continue our operations beyond that date, or if our current level of operations change, or to achieve our longer-term goals of introducing additional products to consumers, we believe we will need to raise additional capital, which may not be available on acceptable terms, if at all. We have historically used vendor credit as well as private offerings of convertible preferred stock and common stock to fund operations and provide for capital requirements. However, the price per share of any future equity-related financing will be determined at the time the offering is made and cannot be anticipated at this time. If additional funds are raised through the issuance of equity securities, the percentage ownership of current stockholders is likely to or will be reduced and such equity securities may have rights, preferences or privileges better than those of current stockholders. We cannot assure you that any additional financing will be available or that, if available, it will be sufficient or it can be obtained on terms favorable to us or our stockholders. If adequate funds are not available if and when needed, we would be required to delay, limit or eliminate some or all of our proposed operations.
Revision in Classification of Certain Securities
     In connection with preparation of these financial statements, we concluded that it was appropriate to classify our auction rate securities as current investments at December 31, 2004. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised the classification to exclude $5.8 million from cash and cash equivalents at June 30, 2004, and to include such amounts as short-term investments. In addition, we have made corresponding revisions to the accompanying statements of cash flows to reflect the purchases and proceeds from sale of the auction rate securities as investing activities. These revisions resulted in a net decrease in cash provided by investing activities of $1.4 million for the six months ending June 30, 2004.
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
ITEM 3: Quantitative and Qualitative Disclosure About Market Risk
     Interest Rate Risks. We invest in short-term investments. Consequently, we are exposed to fluctuations in interest rates on these investments. Increases or decreases in interest rates generally translate into decreases and increases in the fair value of these investments. In addition, the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument, and other general market conditions may affect the fair values of interest rate sensitive investments. In order to reduce the risk from fluctuation in rates, we invest in highly liquid governmental notes and bonds with contractual maturities of less than two years. All of the investments have been classified as available for sale, and at June 30, 2005, are recorded at market values.
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

VIALTA, INC. (Registrant)

Date: August 15, 2005	By:	/s/ Didier Pietri
Didier Pietri
Chief Executive Officer

	By:	/s/ William M. Scharninghausen

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